Form 10QSB
period 1995-09-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1995-11-13
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995
Commission File Number 33-22011-A


                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                   ---------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)

            Florida                                 59-2858209
            -------                                 ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

4900 North Habana Ave., Tampa,FL                        33614
--------------------------------                        -----
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number,
  including area code:                              (813) 870-4230
                                                    --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                        -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                  Outstanding at September 30, 1995

Common stock, par value $1.00 per share                 429 shares
---------------------------------------                 ----------

                      Documents incorporated by reference

                                      NONE

                               TABLE OF CONTENTS

               FORM 10-QSB QUARTERLY REPORT - September 30, 1995

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




                                                                        Page
                                                                        ----


PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements                                    3 -  9
                 --------------------
     Item 2.     Management's Discussion and Analysis or
                 ---------------------------------------
                 Plan of Operation                                      10 - 12
                 -----------------


PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                                      13 - 15
                 -----------------

     Item 2.     Changes in Securities                                       16
                 ---------------------

     Item 3.     Defaults Upon Senior Securities                             16
                 -------------------------------

     Item 4.     Submission of Matters to a Vote of Security
                 -------------------------------------------
                                  Holders                                    16
                                  -------

     Item 5.     Other Information                                           16
                 -----------------

     Item 6.     Exhibits and Reports on Form 8-K                            16
                 --------------------------------


                                  Signatures                                 17
                                  ----------

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS


                                                                                Sept. 30,                 Dec. 31,
                                                                                   1995                     1994
                                                                                ------------              ------------
                                                                                (Unaudited)
      ASSETS

Current assets:
   Cash and cash equivalents                                                    $  604,342                $  473,781
   Distribution receivable from investment                                          34,190                    39,820
   Prepaid expenses                                                                     10                     8,073
   Income tax deposits                                                              13,750                         0
   Other short-term investments                                                     20,000                    20,000
                                                                                ----------                ----------

      TOTAL CURRENT ASSETS                                                         672,292                   541,674

   Equity investments                                                              693,200                   674,554
                                                                                ----------                ----------

      TOTAL ASSETS                                                              $1,365,492                $1,216,228
                                                                                ==========                ==========


   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                                                             $   15,427                $   18,560
   Income taxes payable                                                              9,573                    19,203
                                                                                ----------                ----------

      TOTAL CURRENT LIABILITIES                                                     25,000                    37,763

   Deferred income taxes                                                            11,982                    11,982
                                                                                ----------                ----------

      TOTAL LIABILITIES                                                             36,982                    49,745

Stockholders' equity:
   Common stock, $1 par value, 7,500 shares
      authorized, 429 shares issued and
      outstanding at September 30, 1995 and
      390 shares issued and outstanding at
      December 31, 1994                                                                429                       390
   Additional paid-in capital                                                      681,572                   574,382
   Retained earnings                                                               646,509                   591,711
                                                                                ----------                ----------

      TOTAL STOCKHOLDERS' EQUITY                                                 1,328,510                 1,166,483
                                                                                ----------                ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $1,365,492                $1,216,228
                                                                                ==========                ==========




                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME




                                                     For the nine      For the nine   For the three     For the three
                                                     months ended      months ended    months ended     months ended
                                                    Sept. 30, 1995    Sept. 30, 1994  Sept. 30, 1995   Sept. 30, 1994
                                                    --------------    --------------  --------------   --------------
                                                      (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)
Revenue:
   Equity in net earnings (losses)
      of investees                                       $18,646          $175,792          $(1,379)        $74,022
   Distribution income                                    95,880            85,490           34,190          27,475
                                                         -------          --------          -------         -------

      Total revenue                                      114,526           261,282           32,811         101,497

Expenses:
   General and administrative                             65,620           180,588           14,144          24,845
                                                         -------          --------          -------         -------

   Total expenses                                         65,620           180,588           14,144          24,845
                                                         -------          --------          -------         -------

Operating income                                          48,906            80,694           18,667          76,652

Interest income                                           15,562             8,110            5,813           3,818
                                                         -------          --------          -------         -------

   Income before income taxes                             64,468            88,804           24,480          80,470

Income taxes                                              (9,670)          (13,250)          (3,672)        (12,000)
                                                         -------          --------          -------         -------

Net income                                               $54,798          $ 75,554          $20,808         $68,470
                                                         =======          ========          =======         =======


Net income per common share                              $   136          $    207          $    48         $   173
                                                         =======          ========          =======         =======

Weighted average shares outstanding                        403.6             364.5            431.2           395.0
                                                         =======          ========          =======         =======





                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS




                                                                               For the nine             For the nine
                                                                               months ended             months ended
                                                                              Sept. 30. 1995           Sept. 30. 1994
                                                                              --------------           --------------
                                                                               (Unaudited)               (Unaudited)
OPERATING ACTIVITIES

Net income                                                                        $ 54,798                 $ 75,554
Adjustments to reconcile net income
   to net cash used in operating activities:
      Equity in net earnings of investees                                          (18,646)                (175,792)
      Distribution income                                                          (95,880)                 (85,490)
      Changes in operating assets and
      liabilities:
         Prepaid expenses                                                            8,063                    7,098
         Accrued expenses                                                           (3,133)                 (13,143)
         Income tax deposits                                                       (13,750)                       0
         Income taxes payable                                                       (9,630)                  13,250
                                                                                  --------                 --------

      Net cash used in operating activities                                        (78,178)                (178,523)


INVESTING ACTIVITIES
      Stock dividend received                                                            0                  100,000
      Distributions received                                                       101,510                   93,520
                                                                                  --------                 --------
      Net cash provided by investing
         activities                                                                101,510                  193,520

FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                       119,000                  118,220
      Redemptions of common stock                                                  (11,771)                       0
                                                                                  --------                 --------

      Net cash provided by financing activities                                    107,229                  118,220
                                                                                  --------                 --------

   Increase in cash and cash equivalents                                           130,561                  133,217
   Cash and cash equivalents at beginning
      of period                                                                    473,781                  354,646
                                                                                  --------                 --------

   Cash and cash equivalents at end of period                                     $604,342                 $487,863
                                                                                  ========                 ========





                             The accompanying notes
               are an integral part of these financial statements

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of its operation and its cash flows for the three months and nine months ended September 30, 1995 and 1994.


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

The Company was organized on November 20, 1987 as a Florida corporation. The Company was organized to establish and operate an association of qualified physicians for the purpose of engaging directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO") for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The remaining 2,500 common shares of the PHO are owned by St. Joseph's Enterprises, Inc., which also owns 100% of the PHO's 6,250 preferred shares. The Company earns equity in the net earnings of the PHO at 22.22% of the PHO's earnings after deducting a 6% cumulative dividend for the 6,250 preferred shares. St. Joseph's Enterprises, Inc. is an affiliate of, and is controlled by, St. Joseph's Health Care Center, Inc. The PHO was organized for the purpose of engaging directly or indirectly in healthcare related ventures.

In June 1989, the Company acquired 4,000 shares of the common stock in Hospitals' Home Health Care of Hillsborough County, Inc. ("HHC") for $10 per share. The 4,000 shares represent 50% of the outstanding common stock of HHC, the remaining 4,000 common shares of HHC are owned by St. Joseph's Ancillary Services, Inc. which is an affiliate of, and controlled by, St. Joseph's Health Care Center, Inc. HHC was organized for the purpose of providing medical services to patients in the home environment.

Equity Investments

The Company accounts for its investments in the PHO and HHC on the equity method. Accordingly, these investments have been stated in

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't):

Equity Investments (con't)

the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 $(71,101 at September 30, 1995) and is being amortized as a component of equity in net earnings of investees over forty years. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statement of operations.

Other Investments

The Company owns five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"). The investment is held for resale and is considered short-term in nature. Accordingly, this investment is accounted for at cost and distributions are recorded as income when declared.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Income Per Common Share

Income per common share is based on the weighted average number of common shares outstanding during the period.


NOTE 2 - RELATED PARTIES:

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc., which is owned by St. Joseph's Health Care Center, Inc. St. Joseph's Health Care Center, Inc. provides administrative support to the Company at no charge. See Note 1 for an understanding of related parties surrounding the equity investments. Additionally, all limited partner investors in PHO's ventures are investors in the Company. In addition, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

NOTE 2 - RELATED PARTIES (con't):

On October 1, 1991, the Company hired an executive director to provide and facilitate the efficient operations of the Company. The executive director is a member of the Company's Board of Directors. Under the terms of the funding agreement dated October 1, 1991, the PHO has agreed to reimburse the Company for compensation paid to the Executive Director up to the limits set forth in the Executive Director Agreement. Both agreements are for one year renewable terms. For the nine months and three months ended September 30, 1995 and September 30, 1994, $30,000 and $10,000 of compensation and reimbursement have been paid or accrued. The Company was recently notified that the funding agreement dated October 1, 1991 has been terminated effective January 1, 1996.

NOTE 3 - EQUITY INVESTMENTS:


A summary of the changes in equity investments is presented below:

                                                                             HHC             PHO            Total
                                                                          --------         --------        --------
Balance at December 31, 1994                                              $543,425         $131,129        $674,554
Equity in net earnings(losses) of investees                                 53,309          (34,663)         18,646
                                                                          --------         --------        --------
Balance at September 30, 1995                                             $596,734          $96,466        $693,200
                                                                          ========         ========        ========



The condensed balance sheet and statement of operation of the equity investments are as follows:


Balance Sheets                                            September 30, 1995                 December 31, 1994
--------------                                         -----------------------             ---------------------
                                                           HHC          PHO                    HHC         PHO
                                                       ----------     --------             ----------   --------
                                                              (unaudited)
Assets:
   Currents assets                                     $1,667,347     $370,049             $1,786,335   $606,735
   Non-current assets                                      10,295      152,884                 13,531    213,059
                                                       ----------     --------             ----------   --------

      Total assets                                     $1,677,642     $522,933             $1,799,866   $819,794
                                                       ==========     ========             ==========   ========

Liabilities and stockholders'
 equity:
   Current liabilities                                 $  351,460     $ 57,774             $  586,189   $226,122
   Long term liabilities                                  272,189            0                272,189          0
   Stockholders equity                                  1,053,993      465,159                941,488    593,672
                                                       ----------     --------             ----------   --------

                                                       $1,677,642     $522,933             $1,799,866   $819,794
                                                       ==========     ========             ==========   ========

Statement of Operations - HHC
-----------------------------

                                                        For the 9 Months Ended             For the 3 Months Ended
                                                       -----------------------             ----------------------
                                                         Sept. 30,   Sept. 30,              Sept. 30,   Sept. 30,
                                                           1995        1994                    1995       1994
                                                       -----------------------             ----------------------
                                                              (unaudited)                        (unaudited)
Revenues                                               $1,295,330   $1,631,765               $396,997   $588,248
Expense                                                 1,185,554    1,360,877                379,192    505,002
                                                       ----------   ----------               --------   --------
Net Income                                             $  109,776   $  270,888               $ 17,805   $ 83,246
                                                       ==========   ==========               ========   ========

Statement of Operations - PHO
-----------------------------

                                                        For the 9 Months Ended             For the 3 Months Ended
                                                        ----------------------             ----------------------
                                                         Sept. 30,   Sept. 30,              Sept. 30,   Sept. 30,
                                                           1995        1994                    1995       1994
                                                        ---------     --------             ----------   ---------
                                                              (unaudited)                        (unaudited)
Revenues                                                $ 112,180     $416,342               $ 35,593   $296,766
Expenses                                                  256,401      216,199                 75,633    144,788
                                                        ---------     --------               --------   --------
Net Income(Loss)                                        $(144,221)    $200,143               $(40,040)  $151,978
                                                        =========     ========               ========   ========

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                               September 30, 1995


Liquidity

Cash resources of the Company have increased by $130,561 during the first nine months of 1995 as a result of quarterly distributions totaling $101,510 received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"), proceeds of $119,000 received from the sale of additional common stock, and a decrease in expenditures for consulting services related to the evaluation of new ventures. A slightly larger increase in cash resources was realized for the same period in 1994 as a result of the positive net effect of a $100,000 cash inflow from a stock dividend distribution received from Hospitals' Home Health Care of Hillsborough County, Inc. ("HHC") which was offset in significant respect by an increased level of expenditures for consulting services. A comparable stock dividend has not been declared in 1995 and is not anticipated.

On May 26, 1995, St. Joseph's Health Network, Inc. ("SJHN"), a 100%-owned subsidiary of the St. Joseph's Physicians-Healthcenter Organization, Inc. (the
"PHO"), was incorporated.   SJHN, a physician-hospital organization, will
negotiate at-risk products with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. It is anticipated that within the next six months, the Company will assist the PHO in the initial capitalization of this new organization. The amount of such funding has not been determined at this time, however, the Company's contribution to such funding will be determined taking into account the Company's available liquidity and its other anticipated cash needs. Additional capitalization for SJHN is expected to be received from other sources, as well. Such funding may be in the form of membership fees, additional equity, and/or borrowings.

On September 30, 1995, a $34,190 distribution with respect to the five SDS limited partnership units was declared and will be received during the fourth quarter of 1995.

During the fourth quarter of 1995, the Company was notified that the agreement to fund $3,333 per month from the PHO to the Company has been terminated effective January 1, 1996. The Executive Director position will continue to be funded on an ongoing basis through the Company's working capital.

Management believes that current cash reserves, additional distributions with respect to the five SDS limited partnership units, as well as, the proceeds of additional sales of its common stock will provide adequate short-term funding of the Company's on-going operations. However, because of the PHO's decision to no longer fund the Executive Director's compensation and the Company's decision to use its other cash flows to keep the employment arrangement with the Executive Director in force and effect, it is possible that the Company will not be in a position to fund some of the new projects that may arise in the future.


Capital Resources

From time to time, the Company may find it appropriate to pursue additional private offerings of its common stock. On June 30, 1995, the Company completed a private offering in which subscriptions for 43 shares of common stock at $3,000 per share were received. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and HHC. As a result of a decrease in the profitability of HHC and the PHO, the equity in net earnings during the three months and nine months ended September 30, 1995 has decreased compared to the first nine months of 1994 and the third quarter of 1994. This decrease is principally a result of
(1) the effect of legislation prohibiting physicians with an investment interest in HHC from making referrals for laboratory, rehabilitation, and other services, (2) the divestiture by the PHO in 1994 of its 4% ownership interest in St. Joseph's Diagnostic Center, Ltd., and (3) significant expenditures incurred by the PHO during the first nine months of 1995 for the evaluation and implementation of new ventures.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the third quarter and the first nine months of 1995 was slightly higher than the same periods in 1994. These distributions were calculated by taking into account anticipated operating cash needs of the partnership with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1995 and 1994 is due to increased cash balances and an increase in interest rates.

General and administrative expenses decreased significantly as a result of a decrease in expenditures for consulting services relating to the evaluation of new ventures and for legal expenses for legislative activities. It is anticipated that over the near term general and administrative expenses will continue to be incurred at comparable levels.

During the third quarter of 1995, the Company had net income of $20,808. Therefore, the income per common share was $48 for the third quarter of 1995. The net income per common share for the same quarter last year was reported as $173 per share. The income per common share for the first nine months of 1995 was $136 compared to $207 for the same period in 1994. The decrease in the net income per common share for the third quarter of 1995 and the first nine months of 1995 was due to a lower net income and a greater number of shares outstanding.

Several new laws and regulations affecting the healthcare business were adopted at both the state and federal levels during 1992, 1993, and 1994. Additional healthcare reform legislation is being considered at both the State and federal levels. All of the legislation and regulations, including those that have been enacted and, if enacted, those that are in the process of being considered, could have a significant adverse impact on the Company, its related investments, and the stockholders of the Company.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Limiting Fee Schedule Litigation

On July 10, 1992, the Company joined several other entities in filing a lawsuit in state court against the State of Florida seeking a declaratory judgment on the constitutionality of the limiting fee schedule on entities that provide specified "designated health services" that was included in the Patient Self-Referral Act of 1992 passed by the Florida Legislature in March 1992 and requesting that an injunction be granted to stop the enforcement of the limiting fee schedule. The fee limits originally were scheduled to take effect on July 1, 1992, but enforcement was temporarily restrained by an order of the United States District Court for the Northern District of Florida in a separate lawsuit filed by unrelated parties. The state court action was filed as a protective measure, in case the federal court in the separate lawsuit (which agreed to hear the case and rule quickly) upheld the constitutionality of the fee limits. The state court action was one of several (the others being filed by unrelated parties) that were filed in the Circuit Court of the Second Judicial Circuit, Leon County, Florida, all of which cases were consolidated under the name Physical Therapy Rehabilitation Center of Coral Springs, Inc. v. State of Florida (the "State Case"). Shortly after the lawsuit in which the Company is a party was filed, the United States District Court for the Northern District of Florida, in a separate action (the "Federal Case"), struck down the fee limits as unconstitutional, under the United States Constitution, and entered an injunction against enforcement. The state court hearing the State Case then entered a temporary injunction against enforcement, based upon the injunction entered in the Federal Case.

The injunction entered in the Federal Case was appealed to the United States Eleventh Circuit Court of Appeals, and, on February 15, 1994, the Eleventh Circuit Court of Appeals reversed the trial court, upholding the constitutionality of the fee limits. A motion for reconsideration was filed with the Eleventh Circuit Court of Appeals, and that motion was denied in April 1994. Subsequently, a petition of certiorari was filed with the United States Supreme Court, but no ruling has yet been made on the certiorari petition. The Eleventh Circuit Court of Appeals agreed to allow the federal injunction to remain in place until the United States Supreme Court either denies the certiorari petition or renders a decision.

In the meantime, as a result of the Eleventh Circuit Court of

Appeals' reversal of the federal trial court, the Florida Agency For Health Care Administration ("AHCA") decided to actively pursue the State Case. AHCA went back to the state trial court and argued that (1) there is no independent basis for the state temporary injunction and (2) in any event, the state temporary injunction should not be entered unless every party who would be protected by the injunction files a bond with the state trial court. On June 23, 1994, the trial court ruled that its temporary injunction would stay in place, but anyone wanting the protection of the injunction would need to post a $1,000 bond. AHCA was not pleased with these decisions, and it filed an appeal with the Florida First District Court of Appeals on July 18, 1994.

The state trial court continued to review various motions that were filed by the plaintiffs, and, on July 7, 1994, the state trial court declared the limiting fee schedule unconstitutional, under the Florida Constitution, for providers of the "designated health services" specified in the Patient Self-Referral Act of 1992 (other than providers of radiation therapy services). AHCA filed an appeal of this decision with the Florida First District Court of Appeals on August 8, 1994. The Florida First District Court of Appeals has ruled that, because the state trial court's original June 23, 1994 order was already subject to appeal, the trial court did not have jurisdiction to enter its July 7, 1994 ruling on unconstitutionality. As a result, all that remained for review by the Florida First District Court of Appeals was the state trial court's June 23, 1994 ruling.

In the meantime, on February 13, 1995, in a case known as Kagan v. State of Florida, the Circuit Court of the Second Judicial Circuit, Leon County, Florida, again ruled that the limiting fee schedule is unconstitutional, under the Florida Constitution, for providers of diagnostic imaging services. This case was appealed by AHCA to the Florida First District Court of Appeals on March 9, 1995.

Oral argument in the State Case originally was scheduled before the Florida First District Court of Appeals on June 29, 1995. However, the Court cancelled the oral argument and, instead, scheduled an attorneys' conference to determine how best to resolve the multiple appeals relating to the State Case and the Kagan decision. As a result of the attorneys' conference, the First District Court of Appeals entered a new order that (1) allowed the state trial court to enter a new order in the State Case (replacing the original July 7, 1994 decision) declaring the limiting fee schedule unconstitutional under the Florida Constitution, and (2) consolidated all of the appeals into one case.

The First District Court of Appeals now will simultaneously consider all of the substantive challenges to the limiting fee schedule. The issues in the appeal will be (1) whether the limiting fee schedule is unconstitutional under the Florida Constitution, (2) whether the limiting fee schedule is an unlawful delegation of legislative authority, and (3) if the limiting fee schedule is deemed constitutional and not an unlawful delegation of legislative authority, then whether the state trial court's June 23, 1994 ruling should be modified or dissolved. The Florida First District Court of Appeals has instructed the parties to prepare additional briefs on the case. To date, oral argument in this case has not been held.


Declaratory Statement Action With Respect to HHC

The language of the Patient Self-Referral Act of 1992 is ambiguous in many respects. One such ambiguity can be found in the definition of an "investor," which relates to whether a stockholder in the Company is deemed indirectly to be an "investor" in SDS or HHC. A provision of the Patient Self-Referral Act of 1992 allows a person or an entity that could be affected by the prohibitions included in the Patient Self-Referral Act of 1992 to request that AHCA, or the applicable professional board under the Florida Department of Business and Professional Regulation, issue a declaratory statement defining how the applicable state agency interprets an ambiguous provision of the Patient Self-Referral Act of 1992. Using this procedure, a Petition for Declaratory Statement was filed by Charles E. Cernuda, M.D. and the Company (the "Declaratory Statement Action"), seeking an interpretation from the Board of Medicine of the Department of Business and Professional Regulation (the "Board") on whether a stockholder in the Company is deemed to indirectly be an "investor" in HHC, thereby prohibiting the stockholder in the Company from referring a patient to HHC for physical therapy services, occupational and speech therapy services or clinical laboratory services that are rendered as an incident to other home health services provided by HHC.

In a Final Order issued on March 16, 1995, the Board of Medicine ruled that the definition of "investor" should be broadly interpreted and concluded that each stockholder's investment interest in the Company results in such stockholder also being an "investor" in HHC (by virtue of the Company's ownership of 50% of the outstanding stock of HHC). Accordingly, the Board concluded that the stockholders of the Company are subject to the absolute prohibition for referrals to HHC for the "designated health services" that are specified in the Patient Self-Referral Act of 1992.

To the knowledge of the Company's management, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or the businesses in which the Company has ownership interests, to which the Company, or any business in which the Company has an ownership interest, is a party, or of which, any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    27 - Financial Data Schedule (for SEC use only)

b.  Reports on Form 8-K

None

                                   SIGNATURES



November 10, 1995

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                      ---------------------------------------
                                                   (Registrant)



Date: November 10, 1995               /s/  Norman Castellano, M.D.
                                      --------------------------------------
                                      Norman Castellano, M.D., President
                                      St. Joseph's Physician Associates, Inc.



Date: November 10, 1995               /s/  Andrew G. Boyer, M.D.
                                      -------------------------------------
                                      Andrew G. Boyer, M.D., Treasurer and
                                      Principal Financial Officer
                                      St. Joseph's Physician Associates, Inc.