Form 10-Q
period 1996-03-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1996-05-14
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                               ===============

                                 FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996
Commission File Number 33-22011-A


                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
      -----------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)

       Florida                                   59-2858209
       -------                                   ----------
(State of incorporation)             (I.R.S. Employer Identification No.)

4900 North Habana Ave., Tampa,FL                   33614
- --------------------------------                   -----
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number,
  including area code:                         (813) 870-4230
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X        No
                                  -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                  Outstanding at March 31, 1996

Common stock, par value $1.00 per share                 427 shares
- ---------------------------------------                 ----------

                     Documents incorporated by reference


                                    NONE

                              TABLE OF CONTENTS

                FORM 10-QSB QUARTERLY REPORT - March 31, 1996

                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION
     Item 1.     Financial Statements                                                                           3 -  9
     Item 2.     Management's Discussion and Analysis or
                 Plan of Operation                                                                             10 - 12


PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                                                                             13 - 16

     Item 2.     Changes in Securities                                                                              17

     Item 3.     Defaults Upon Senior Securities                                                                    17

     Item 4.     Submission of Matters to a Vote of Security
                 Holders                                                                                            17

     Item 5.     Other Information                                                                                  17

     Item 6.     Exhibits and Reports on Form 8-K                                                                   17


                                  Signatures                                                                        18


                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                BALANCE SHEETS



                                                  March 31,      Dec. 31,
                                                     1996          1995
                                                  ----------    ----------
                                                 (Unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                       $  643,936    $  643,988
  Distribution receivable from investment             38,520        44,000
  Prepaid expenses                                     5,361         8,038
                                                  ----------    ----------
     TOTAL CURRENT ASSETS                            687,817       696,026

  Equity investments                                 721,807       690,956
  Other investments, noncurrent                       20,000        20,000
                                                  ----------    ----------
     TOTAL ASSETS                                 $1,429,624    $1,406,982
                                                  ==========    ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                $   23,009    $   18,625
  Income taxes payable                                 5,796        22,156
                                                  ----------    ----------
     TOTAL CURRENT LIABILITIES                        28,805        40,781

  Deferred income taxes                               35,518        35,518

Stockholders' equity:
  Common stock, $1 par value, 7,500 shares
     authorized, 422 shares issued and
     outstanding at March 31, 1996 and
     December 31, 1995                                   422           422
  Common stock subscribed, 5 shares at March 31,
     1996 and December 31, 1995                            5             5
  Subscriptions receivable                           (10,000)      (10,000)
  Additional paid-in capital                         685,477       685,477
  Retained earnings                                  689,397       654,779
                                                  ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                    1,365,301     1,330,683
                                                  ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,429,624    $1,406,982
                                                  ==========    ==========

                           The accompanying notes
            are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME





                                               For the          For the
                                             quarter ended    quarter ended
                                            March 31, 1996   March 31, 1995
                                            --------------   --------------
                                              (Unaudited)      (Unaudited)

Equity in net earnings of investees            $ 30,851          $15,005
Distribution income                              38,520           27,500
                                               --------          -------
                                                 69,371           42,505

Expenses:
  General and administrative                     22,270           23,028
                                               --------          -------
Operating income                                 47,101           19,477

Interest income                                   6,157            4,783
                                               --------          -------

Income before income taxes                       53,258           24,260

Income taxes                                    (18,640)          (3,639)
                                               --------          -------

Net income                                     $ 34,618          $20,621
                                               ========          =======



Net income per common share                    $     81          $    53
                                               ========          =======
Weighted average shares outstanding
  and subscribed                                    427              390
                                               ========          =======






                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS





                                                      For the             For the
                                                   quarter ended       quarter ended
                                                   March 31, 1996      March 31, 1995
                                                   --------------      --------------
                                                     (Unaudited)         (Unaudited)
OPERATING ACTIVITIES

Net income                                            $ 34,618            $ 20,621
Adjustments to reconcile net income
  to net cash used in operating activities:
    Equity in net earnings of investees                (30,851)            (15,005)
    Distribution income                                (38,520)            (27,500)
    Changes in operating assets and liabilities:
      Prepaid expenses                                   2,677               2,687
      Accrued expenses                                   4,384               2,824
      Income taxes payable                             (16,360)            (15,661)
                                                      --------            --------
Net cash used in operating activities                  (44,052)            (32,034)


INVESTING ACTIVITIES

Distributions received                                  44,000              39,820
                                                      --------            --------
Net cash provided by investing activities               44,000              39,820


FINANCING ACTIVITIES

Redemptions of common stock                                  0              (2,627)
                                                      --------            --------
Net cash used in financing activities                        0              (2,627)
                                                      --------            --------

Increase (decrease) in cash and cash equivalents           (52)              5,159

Cash and cash equivalents at beginning of period       643,988             473,781
                                                      --------            --------
Cash and cash equivalents at end of period            $643,936            $478,940
                                                      ========            ========






                             The accompanying notes
               are an integral part of these financial statements

                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                        NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

The Company was organized on November 20, 1987 as a Florida corporation. The Company was organized to establish and operate an association of qualified physicians for the purpose of engaging directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO") for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The remaining 2,500 common shares of the PHO are owned by St. Joseph's Enterprises, Inc., which also owns 100% of the PHO's 6,250 preferred shares. The Company earns equity in the net earnings of the PHO at 22.22% of the PHO's earnings after deducting a 6% cumulative dividend for the 6,250 preferred shares. The PHO was organized for the purpose of engaging directly or indirectly in health care related ventures.

In June 1989, the Company acquired 4,000 shares of the common stock in Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services ("HHC") for $10 per share. The 4,000 shares represent 50% of the outstanding common stock of HHC. HHC was organized for the purpose of providing medical services to patients in the home environment.

Equity Investments

The Company accounts for its investments in the PHO and HHC on the equity method. Accordingly, these investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investments are included in the balance

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't):

Equity Investments (con't)

sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 ($70,048 at March 31, 1996) and is being amortized as a component of equity in net earnings of investees over forty years. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statement of income.

Other Investments, Noncurrent

The Company owns five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"). The investment is accounted for at cost due to the limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions are recorded as income when declared and reported as distribution income.

Subscriptions Receivable

Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments during 1996 and 1997.

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

NOTE 2 - RELATED PARTIES (con't):

On October 1, 1991, the Company hired an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors. Under the terms of a funding agreement dated October 1, 1991, the PHO agreed to reimburse the Company for compensation paid to the executive director up to the limits set forth in the Executive Director Agreement. For the three months ended March 31, 1995, $10,000 of compensation and reimbursement was paid or accrued. The funding agreement was terminated by the PHO effective January 1, 1996; therefore, the Company continues to be responsible for paying the compensation of the executive director without reimbursement from the PHO.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                             HHC           PHO         Total
                                          --------       --------    --------
Balance at December 31, 1995              $589,486       $101,470    $690,956
  Equity in net earnings of investees       28,429          2,422      30,851
                                          --------       --------    --------
Balance at March 31, 1996                 $617,915       $103,892    $721,807
                                          ========       ========    ========


The condensed balance sheets of the equity investees are as follows:


Balance Sheets                   March 31, 1996           December 31, 1995
                            ----------------------     ----------------------
                                HHC         PHO           HHC          PHO
                            ----------    --------     ----------    --------
                                   (unaudited)
Assets:
  Currents assets           $2,010,774    $365,932     $1,873,999    $337,592
  Noncurrent assets              8,138     197,417          9,217     274,867
                            ----------    --------     ----------    --------
     Total assets           $2,018,912    $563,349     $1,883,216    $612,459
                            ==========    ========     ==========    ========

Liabilities and stockholders'
 equity:
  Current liabilities       $  754,477    $ 61,061     $  676,697    $152,267
  Long-term liabilities        168,697           0        168,697           0
  Stockholders' equity       1,095,738     502,288      1,037,822     460,192
                            ----------    --------     ----------    --------
Total liabilities and
  stockholders' equity      $2,018,912    $563,349     $1,883,216    $612,459
                            ==========    ========     ==========    ========



The condensed statements of income of the equity investees are as follows:

                                                        For the 3 Months Ended
                                                       ------------------------
                                                        March 31,    March 31,
                                                          1996          1995
                                                       ----------    ----------
                                                             (unaudited)
Statement of Income - HHC
                       Revenues                          $642,863    $484,585
                       Expenses                           574,729     409,114
                                                         --------    --------
                                                           68,134      75,471
                       Income tax provision                10,219      14,346
                                                         --------    --------
                       Net income                        $ 57,915    $ 61,125
                                                         ========    ========

Statement of Income - PHO
                       Equity in partnership earnings    $ 22,275    $ 27,510
                       Other revenues                       9,398      12,073
                       Expenses                            13,234     103,120
                                                         --------    --------
                                                           18,439     (63,537)
                       Income tax provision                 3,780         262
                                                         --------    --------
                       Net income(loss)                  $ 14,659    $(63,799)
                                                         ========    ========


                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                        PART I - FINANCIAL INFORMATION
                                    ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION

                                March 31, 1996


Liquidity

Cash resources of the Company remained consistent during the first three months of 1996. The $44,000 distribution received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS") was offset by expenditures for operating expenses and estimated tax payments.
During the first quarter of 1995, there was a slight increase in cash resources as a result of the positive net effect of a $39,820 distribution from SDS offset by certain expenditures for consulting services related to the evaluation of new ventures.

On May 26, 1995, St. Joseph's Health Network, Inc. ("SJHN"), a 100%-owned subsidiary of the St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO"), was incorporated. SJHN, a physician-hospital organization, will negotiate at-risk products with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. In the near future, the Company might find it appropriate to assist the PHO with providing additional capitalization for SJHN. The amount of funding, if any, has not been determined at this time. However, the Company's contribution to such funding would be determined taking into account the Company's available liquidity and its other anticipated cash needs. Additional liquidity for SJHN is expected to be received from other sources, including possibly from provider credentialing fees, additional equity contributions from the PHO and/or other sources, and/or borrowings.

On March 31, 1996, a $38,520 distribution with respect to the five SDS limited partnership units was declared and will be received during the second quarter of 1996. In addition, on April 30, 1996, the Board of Directors of Hospitals' Home Health Care of Hillsborough County, Inc. ("HHC") declared a dividend in the amount $95,000 to be paid to the Company during the second quarter of 1996.

Management believes that current cash reserves, additional distributions with respect to the five SDS limited partnership units, the distribution from HHC, as well as, the proceeds of additional sales of its common stock will provide adequate short-term funding of the Company's on-going operations. However, because of the PHO's decision to no longer fund the Executive Director's compensation and the Company's decision to use its other cash flows to keep the employment arrangement with the Executive Director in force and effect, it is possible that the Company will not be in a position to fund some of the new projects that may arise in the future.


Capital Resources

The Company expects to commence a private offering of its common stock in May 1996 at $3,200 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and HHC. As a result of an increase in the profitability of the PHO, the equity in net earnings has increased compared to the first quarter of 1995. The increase in the profitability of the PHO is a result of a decrease in the significant expenditures incurred by the PHO during the first three months of 1995 for the evaluation and implementation of new ventures. The profitability of HHC has remained fairly consistent as compared to the first quarter of 1995.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the first quarter of 1996 was higher than the same period in 1995. The distribution was calculated by taking into account anticipated operating cash needs of the partnership with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1996 and 1995 is due to increased cash balances and an increase in interest rates.

General and administrative expenses remained at consistent levels compared to the first quarter of 1995. The expenditures incurred in the first quarter of 1995 for consulting services relating to the evaluation of new ventures and for legal expenses for legislative activities have not been incurred in 1996 . However, additional expenditures have been made relating to the compensation of the Executive Director. Prior to January 1, 1996, this expense had been funded through the PHO. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

During the first quarter of 1996, the Company had net income of $34,618. Therefore, the net income per common share was $81 for the first quarter of 1996. The net income per common share for the same quarter last year was reported as $53 per share. The increase in the net income per common share for the third quarter of 1996 was due to an increase in net income offset slightly by a greater number of shares outstanding.

Several new laws and regulations affecting the healthcare business were adopted at both the state and federal levels during 1992, 1993, 1994 and 1995. Healthcare reform legislation was passed by the Florida Legislature during its Session that ended on May 4, 1996, and is awaiting action by the Governor. Additional reform legislation is being considered in 1996 at the federal level. All of the legislation and regulation could have a significant adverse impact on the Company, its related investments, and the stockholders of the Company.

                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Limiting Fee Schedule Litigation

On July 10, 1992, the Company joined several other entities in filing a lawsuit in state court against the State of Florida seeking a declaratory judgment on the constitutionality of the limiting fee schedule on entities that provide specified "designated health services" that was included in the Patient Self-Referral Act of 1992 and requesting that an injunction be granted to stop the enforcement of the limiting fee schedule. The fee limits originally were scheduled to take effect on July 1, 1992, but enforcement was temporarily restrained by an order of the United States District Court for the Northern District of Florida in a separate lawsuit filed by unrelated parties (the "Federal Case"). The state court action was filed as a protective measure, in case the federal court in the Federal Case (which agreed to hear the case and rule quickly) upheld the constitutionality of the fee limits. The state court action was one of several (the others being filed by unrelated parties) that were filed in the Circuit Court of the Second Judicial Circuit, Leon County, Florida, all of which cases were consolidated under the name Physical Therapy Rehabilitation Center of Coral Springs, Inc. v. State of Florida (the "State Case"). Shortly after the lawsuit in which the Company is a party was filed, the United States District Court for the Northern District of Florida, in the Federal Case, struck down the fee limits as an unconstitutional violation of the Equal Protection Clause of the United States Constitution, and entered an injunction against enforcement. The state court hearing the State Case then entered a temporary injunction against enforcement, based upon the injunction entered in the Federal Case.

The injunction entered in the Federal Case was appealed to the United States Eleventh Circuit Court of Appeals, and, on February 15, 1994, the Eleventh Circuit Court of Appeals reversed the trial court, upholding that the fee limits do not violate the Equal Protection Clause of the United States Constitution. A motion for reconsideration was filed with the Eleventh Circuit Court of Appeals, and that motion was denied in April 1994. Subsequently, a petition of certiorari was filed with the United States Supreme Court, but the Supreme Court subsequently denied certiorari. As a result, the decision of the Eleventh Circuit Court of Appeals on the constitutionality of the fee limits under the Equal Protection Clause of the United States Constitution stands.

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

Under the new order of the First District Court of Appeals, the issues in the appeal were framed as (1) whether the limiting fee schedule is unconstitutional under the Florida Constitution, (2) whether the limiting fee schedule is an unlawful delegation of legislative authority, and (3) if the limiting fee schedule is
deemed constitutional and not an unlawful delegation of legislative authority, then whether the state trial court's June 23, 1994 ruling should be modified or dissolved. In an opinion filed on January 4, 1996, the First District Court of Appeals ruled that the limiting fee schedule is unconstitutional under the Florida Constitution and should be stricken from the Patient Self-Referral Act of 1992. AHCA has filed an appeal of this decision with the Florida Supreme Court, its brief having been filed on March 25, 1996. All parties have now filed their respective briefs. No date has been set for oral argument, and the Florida Supreme Court has the discretion to rule on the appeal without oral argument.

At least two bills that were passed by the Florida Legislature during its Session that ended on May 4, 1996, include provisions that would repeal the limiting fee schedule. One of the bills would repeal the limiting fee schedule retroactive to the original date on which it was to become effective (July 1, 1992) and prohibit any governmental agency from imposing or collecting an administrative fine from a provider for failure to comply with the limiting fee schedule. Because of the legislative process, the Company has not yet been able to obtain a copy of the other bill and therefore, the specific provisions of the other bill and its specific impact are not known at this time.

The bills now must be presented to the Governor for his review. If the Governor chooses to approve either such bill or allows it to become law by his silence, then notice of that fact will in all likelihood be filed with the Florida Supreme Court. In such event, the Company anticipates that the Florida Supreme Court will find it appropriate to dismiss the action because it is moot.


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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1996, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:


                                                               Number of Votes
                                                             ------------------
                                                             For       Withheld
                                                             ---       --------
Benedict Maniscalco, M.D. (term expiring 2000)               196           6
Bill Luria, M.D. (term expiring 2000)                        194           8
Aaron Laden, M.D. (term expiring 1997)                       198           4


Other directors whose term of office continued after the meeting were:

Andrew Boyer, M.D.                         N. Bruce Edgerton, M.D.
Anthony Brannan, M.D.                      Thomas Mawn, M.D.
Norman Castellano, M.D.                    Michael Wasylik, M.D.


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    27 - Financial Data Schedule (for SEC use only)

b.  Reports on Form 8-K

None

                                  SIGNATURES



May 10, 1996

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

                                         ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                         ---------------------------------------
                                                        (Registrant)



Date: May 10, 1996                       /s/  Norman Castellano, M.D.
                                         ---------------------------------------
                                         Norman Castellano, M.D., President
                                         St. Joseph's Physician Associates, Inc.



Date: May 10, 1996                       /s/  Andrew G. Boyer, M.D.
                                         ---------------------------------------
                                         Andrew G. Boyer, M.D., Treasurer and
                                         Principal Financial Officer
                                         St. Joseph's Physician Associates, Inc.