Form 10QSB
period 1996-06-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1996-08-13
CIK 833212

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                               ==============
                                 FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996
Commission File Number 33-22011-A


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

                        Yes    X                No
                              ---                   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


               Class                           Outstanding at June 30, 1996

Common stock, par value $1.00 per share                 448 shares
- ---------------------------------------                 ----------

                      Documents incorporated by reference

                                    NONE

                               TABLE OF CONTENTS

                  FORM 10-QSB QUARTERLY REPORT - June 30, 1996

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.



                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements                                       3 -  9

    Item 2.       Management's Discussion and Analysis or
                  Plan of Operation                                          10 - 12


PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                          13 - 16

    Item 2.       Changes in Securities                                           17

    Item 3.       Defaults Upon Senior Securities                                 17

    Item 4.       Submission of Matters to a Vote of Security
                       Holders                                                    17

    Item 5.       Other Information                                               17

    Item 6.       Exhibits and Reports on Form 8-K                                17


                       Signatures                                                 18

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS



                                                                    June 30,      Dec. 31,
                                                                      1996          1995
                                                                   ----------    ----------
                                                                  (Unaudited)
     ASSETS
Current assets:
  Cash and cash equivalents                                        $  656,866    $  643,988
  Distributions receivable from investments                           133,520        44,000
  Prepaid expenses                                                      2,685         8,038
                                                                   ----------    ----------
     TOTAL CURRENT ASSETS                                             793,071       696,026

  Equity investments                                                  689,811       690,956
  Other investments, noncurrent                                        20,000        20,000
                                                                   ----------    ----------

     TOTAL ASSETS                                                  $1,502,882    $1,406,982
                                                                   ==========    ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                 $   25,563    $   18,625
  Income taxes payable                                                  8,324        22,156
                                                                   ----------    ----------
     TOTAL CURRENT LIABILITIES                                         33,887        40,781

  Deferred income taxes                                                35,518        35,518

Stockholders' equity:
  Common stock, $1 par value, 7,500 shares
     authorized, 429 shares issued and
     outstanding at June 30, 1996 and 422 shares
     issued and outstanding at December 31, 1995                          429           422
  Common stock subscribed, 19 shares at June 30,
     1996 and 5 shares at December 31, 1995                                19             5
  Subscriptions receivable                                            (53,800)      (10,000)
  Additional paid-in capital                                          752,808       685,477
  Retained earnings                                                   734,021       654,779
                                                                   ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY                                     1,433,477     1,330,683
                                                                   ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,502,882    $1,406,982
                                                                   ==========    ==========



                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME




                                            For the six         For the six      For the three       For the three
                                            months ended        months ended     months ended        months ended
                                            June 30, 1996       June 30, 1995    June 30, 1996       June 30, 1995
                                            (Unaudited)         (Unaudited)      (Unaudited)         (Unaudited)
Revenue:
  Equity in net earnings
     of investees                            $93,855             $20,025          $63,004             $ 5,020
  Distribution income                         77,040              61,690           38,520              34,190
                                             -------             -------          -------             -------
                                             170,895              81,715          101,524              39,210

Expenses:
  General and administrative                  61,084              51,476           38,814              28,448
                                             -------             -------          -------             -------
Operating income                             109,811              30,239           62,710              10,762

Interest income                               12,099               9,749            5,942               4,966
                                             -------             -------          -------             -------

Income before income taxes                   121,910              39,988           68,652              15,728

Income taxes                                 (42,668)             (5,998)         (24,028)             (2,359)
                                             -------             -------          -------             -------


Net income                                   $79,242             $33,990          $44,624             $13,369
                                             -------             -------          -------             -------


Net income per common share                  $   187             $    87          $   105             $    34
                                             =======             =======          =======             =======

Weighted average shares outstanding
  and subscribed                               424.7               389.5            426.7               389.0
                                             =======             =======          =======             =======





                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS





                                                                  For the six        For the six
                                                                  months ended       months ended
                                                                  June 30, 1996      June 30, 1995
                                                                  -------------      -------------
                                                                   (Unaudited)        (Unaudited)
OPERATING ACTIVITIES

Net income                                                        $ 79,242            $ 33,990
Adjustments to reconcile net income
  to net cash used in operating activities:
    Equity in net earnings of investees                            (93,855)            (20,025)
    Distribution income                                            (77,040)            (61,690)
    Changes in operating assets and liabilities:
      Prepaid expenses                                               5,353               5,375
      Accrued expenses                                               6,938                 688
      Income taxes payable                                         (13,832)            (27,052)
                                                                  --------            --------
Net cash used in operating activities                              (93,194)            (68,714)


INVESTING ACTIVITIES
Distributions received                                              82,520              67,320
                                                                  --------            --------
Net cash provided by investing activities                           82,520              67,320


FINANCING ACTIVITIES
Proceeds from issuance of common stock                              26,600              28,000
Redemptions of common stock                                         (3,048)             (2,626)
                                                                  --------            --------
Net cash provided by financing activities                           23,552              25,374
                                                                  --------            --------

Increase in cash and cash equivalents                               12,878              23,980

Cash and cash equivalents at beginning of period                   643,988             473,781
                                                                  --------            --------

Cash and cash equivalents at end of period                        $656,866            $497,761
                                                                  ========            ========




                             The accompanying notes
               are an integral part of these financial statements

                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three months and six months ended June 30, 1996 and 1995.

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

Equity Investments (con't)

underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and is being amortized as a component of equity in net earnings of investees over forty years. As of June 30, 1996, the unamortized excess cost of acquisition of the investment in HHC was $69,521. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statement of income.

Other Investments, Noncurrent

The Company owns five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"). The investment is accounted for at cost due to the limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions are recorded as income when declared and reported as distribution income.

Subscriptions Receivable

Subscriptions receivable relate to agreements to purchase common stock of the Company. Funds relating to such purchases were received after June 30, 1996 or will be paid in installments during 1996, 1997, and 1998.

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

NOTE 2 - RELATED PARTIES (con't):

On October 1, 1991, the Company hired an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors. Under the terms of a funding agreement dated October 1, 1991, the PHO agreed to reimburse the Company for compensation paid to the executive director up to the limits set forth in the Executive Director Agreement. The funding agreement was terminated by the PHO effective January 1, 1996. Accordingly, the Company is responsible for paying the compensation of the executive director without reimbursement from the PHO. For the three months and six months ended June 30, 1996, $10,000 and $20,000, respectively, of compensation and reimbursement was paid or accrued.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                                             HHC          PHO         Total
                                                           --------      --------    --------
Balance at December 31, 1995                               $589,486      $101,470    $690,956
  Equity in net earnings of investees                        72,031        21,824      93,855
  Dividend distribution declared but
     not yet paid                                           (95,000)            0     (95,000)
                                                           --------      --------    --------
Balance at June 30, 1996                                   $566,517      $123,294    $689,811

The condensed balance sheets of the equity investees are as follows:

Balance Sheets                                          June 30, 1996          December 31, 1995
                                                   ----------------------    ----------------------
                                                       HHC          PHO          HHC          PHO
                                                   ----------    --------    ----------    --------
                                                         (unaudited)
Assets:
  Currents assets                                  $1,904,118    $478,214    $1,873,999    $337,592
  Noncurrent assets                                    43,414     251,018         9,217     274,867
                                                   ----------    --------    ----------    --------
     Total assets                                  $1,947,532    $729,232    $1,883,216    $612,459
                                                   ==========    ========    ==========    ========
Liabilities and stockholders'
 equity:
  Current liabilities                              $  594,837    $163,642    $  676,697    $152,267
  Long-term liabilities                               168,697           0       168,697           0
  Stockholders' equity                              1,183,998     565,590     1,037,822     460,192
                                                   ----------    --------    ----------    --------
Total liabilities and
  stockholders' equity                             $1,947,532    $729,232    $1,883,216    $612,459
                                                   ==========    ========    ==========    ========

The condensed statements of income of the equity investees are as follows:

                                                   For the 6 Months Ended    For the 3 Months Ended
                                                   ----------------------    ----------------------
                                                    June 30,     June 30,     June 30,     June 30,
                                                      1996         1995         1996         1995
                                                   ----------   ---------    ----------   ---------
                                                           (unaudited)              (unaudited)
Statement of Income - HHC
Revenues                                           $1,409,338   $ 898,333    $  766,475   $ 413,748
Expenses                                            1,207,237     775,023       632,508     365,909
                                                   ----------   ---------    ----------   ---------
                                                      202,101     123,310       133,967      47,839
Income tax provision                                   55,925      31,339        45,706      16,993
                                                   ----------   ---------    ----------   ---------
Net income                                         $  146,176   $  91,971    $   88,261   $  30,846
                                                   ==========   =========    ==========   =========

Statement of Income - PHO
Equity in partnership earnings                     $   49,556   $  54,266    $   27,281   $  26,756
Other revenues                                        174,604      22,321       165,206      10,248
Expenses                                               78,366     180,506        63,249      77,386
                                                   ----------   ---------    ----------   ---------
                                                      145,794    (103,919)      129,238     (40,382)
Income tax provision                                   43,828         262        40,048           0
                                                   ----------   ---------    ----------   ---------
Net income(loss)                                   $  101,966   $(104,181)   $   89,190   $ (40,382)
                                                   ==========   =========    ==========   =========

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                 June 30, 1996


Liquidity

Cash resources of the Company increased by $12,878 during the first six months of 1996 and $23,980 during the same time period in 1995. Cash resources resulted from the quarterly distributions received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS") and proceeds from the sale of additional common stock, offset by expenditures for operating expenses and estimated tax payments. A smaller increase in cash resources was realized in 1996 compared to 1995 due to the termination of the PHO agreement to reimburse the compensation paid to the Executive Director of the Company effective January 1, 1996 (See Note 2 to the Financial Statements) and the payment during 1996 of the Executive Director compensation without reimbursement from the PHO.

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

During the second quarter of 1996, the Board of Directors of Hospitals' Home Health Care of Hillsborough County, Inc. ("HHC") declared a dividend in the amount $95,000 to be paid to the Company during the third quarter of 1996. On June 30, 1996, a $38,520 distribution with respect to the five SDS limited partnership units was declared and will be received during the third quarter of 1996. In addition, proceeds of $37,200 from the sale of additional SJPA common stock is expected to be received during the third quarter of 1996.

Management believes that current cash reserves, additional distributions with respect to the five SDS limited partnership units, the distribution from HHC, as well as the proceeds of additional sales of its common stock will provide adequate short-term funding of the Company's on-going operations. However, because of the PHO's decision to no longer fund the Executive Director's compensation and the Company's decision to use its other cash flows to keep the employment arrangement with the Executive Director in force and effect, it is possible that the Company will not be in a position to fund new projects that could arise in the future.


Capital Resources

From time to time, the Company may find it appropriate to pursue additional private offerings of its common stock. On June 30, 1996, the Company completed a private offering in which subscriptions for 22 shares of common stock at $3,200 per share were received. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and HHC. As a result of an increase in the profitability of the PHO and HHC, the equity in net earnings has increased during the second quarter and the first six months of 1996, as compared to the same time period in 1995. The increase in the profitability of the PHO is a result of a decrease in the significant expenditures for the evaluation and implementation of new ventures and the recognition of provider member fees associated with SJHN. The increased profitability of HHC is the result of a significant increase in intravenous ("I.V.") therapy revenue in 1996, as compared to 1995.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the second quarter and the first six months of 1996 was higher than the same period in 1995. The distribution was calculated by taking into account anticipated operating cash needs of SDS with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1996 and 1995 is due to increased cash balances and an increase in interest rates.

General and administrative expenses increased during the second quarter and first six months of 1996 as compared to the same time periods of 1995. Expenditures incurred in the second quarter and first six months of 1995 for consulting services relating to the evaluation of new ventures and for legal expenses for legislative activities have not been incurred in 1996 . However, additional expenditures have been made relating to legal fees for assistance with long range planning, revision of the Right of First Refusal document, preparation of Escrow Agreement documents relating to the St. Joseph's Diagnostic Center, Ltd. divestiture, and the unreimbursed compensation of the Executive Director (prior to January 1, 1996, the Executive Director compensation had been reimbursed by the PHO). It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

During the second quarter of 1996, the Company had net income of $44,624. Therefore, the net income per common share was $105 for the second quarter of 1996. The net income per common share for the same quarter last year was $34 per share. The increase in the net income per common share for the second quarter of 1996 was due to an increase in net income offset slightly by a greater number of shares outstanding.

Several new laws and regulations affecting the healthcare business were adopted at both the state and federal levels during 1992, 1993, 1994, 1995, and 1996. Healthcare reform legislation was passed by the Florida Legislature during its Session that ended on May 4, 1996. Additional healthcare reform is being considered in 1996 at the federal level. Some of the legislation and regulation could have a significant adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in the laws and regulations.

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

Under the new order of the First District Court of Appeals, the issues in the appeal were framed as (1) whether the limiting fee schedule is unconstitutional under the Florida Constitution, (2) whether the limiting fee schedule is an unlawful delegation of legislative authority, and (3) if the limiting fee schedule is deemed constitutional and not an unlawful delegation of legislative authority, then whether the state trial court's June 23, 1994 ruling should be modified or dissolved. In an opinion filed on January 4, 1996, the First District Court of Appeals ruled that the limiting fee schedule is unconstitutional under the Florida Constitution and should be stricken from the Patient Self-Referral Act of 1992. AHCA has filed an appeal of this decision with the Florida Supreme Court, its brief having been filed on March 25, 1996. All parties have now filed their responsive briefs. No date has been set for oral argument, and the Florida Supreme Court has the discretion to rule on the appeal without oral argument.

Two bills that were passed by the Florida Legislature during its Session that ended on May 4, 1996, included provisions that repeal the limiting fee schedule retroactive to the original date on which it was to become effective (July 1, 1992). One of the bills also prohibits any governmental agency from imposing or collecting an administrative fine from a provider for failure to comply with the limiting fee schedule. Both bills became law in May 1996 when the Governor did not veto them.

Notice of these two bills was filed with the Florida Supreme Court, and the Supreme Court issued an order dismissing the State Case. As a result, all litigation relating to the limiting fee schedule is now complete.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1996, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:


                                                    Number of Votes
                                                      For  Withheld
                                                    ---------------
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



August 14, 1996

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                    ---------------------------------------
                                                 (Registrant)




Date: August 14, 1996               /s/  Norman Castellano, M.D.
                                    ---------------------------------------
                                    Norman Castellano, M.D., President
                                    St. Joseph's Physician Associates, Inc.



Date: August 14, 1996               /s/  Andrew G. Boyer, M.D.
                                    ---------------------------------------
                                    Andrew G. Boyer, M.D., Treasurer and
                                    Principal Financial Officer
                                    St. Joseph's Physician Associates, Inc.