Form 10QSB
period 1996-09-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1996-11-12
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 =============

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996
Commission File Number 33-22011-A


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)


          Florida                                59-2858209
 ------------------------                        -----------
 (State of incorporation)          (I.R.S. Employer Identification No.)


4900 North Habana Ave., Tampa, FL                    33614
----------------------------------                   -----
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number,
     including area code:                         (813) 870-4230
                                                 ---------------

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

     Class                  Outstanding at September 30, 1996

Common stock, par value $1.00 per share                 446 shares
---------------------------------------                 ----------

     Documents incorporated by reference

                                      NONE

                               TABLE OF CONTENTS

               FORM 10-QSB QUARTERLY REPORT - September 30, 1996

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
                     ----------

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS



                                                           Sept. 30,     Dec. 31,
                                                             1996          1995
                                                          ----------     ---------
                                                          (Unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                               $  743,588    $  643,988
  Distributions receivable from investments                   95,000        44,000
  Prepaid expenses                                                 9         8,038
                                                          ----------    ----------
     TOTAL CURRENT ASSETS                                    838,597       696,026

  Equity investments                                         713,634       690,956
  Other investments, noncurrent                               20,000        20,000
                                                          ----------    ----------
     TOTAL ASSETS                                         $1,572,231    $1,406,982
                                                          ==========    ==========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                           $23,037       $18,625
  Income taxes payable                                        21,598        22,156
                                                          ----------    ----------
     TOTAL CURRENT LIABILITIES                                44,635        40,781

  Deferred income taxes                                       35,518        35,518

Stockholders' equity:
  Common stock, $1 par value, 7,500 shares
     authorized, 438 shares issued and
     outstanding at Sept. 30, 1996 and 422 shares
     issued and outstanding at December 31, 1995                 438           422
  Common stock subscribed, 8 shares at Sept. 30,
     1996 and 5 shares at December 31, 1995                        8             5
  Subscriptions receivable                                   (13,600)      (10,000)
  Additional paid-in capital                                 746,562       685,477
  Retained earnings                                          758,670       654,779
                                                          ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                            1,492,078     1,330,683
                                                          ----------    ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,572,231    $1,406,982
                                                          ==========    ==========


                             The accompanying notes
              are an integral part of these financial statements.

              ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                       STATEMENTS OF INCOME




                                     For the nine    For the nine    For the three   For the three
                                     months ended    months ended     months ended    months ended
                                    Sept. 30, 1996  Sept. 30, 1995   Sept. 30, 1996  Sept. 30, 1995
                                    --------------  --------------   --------------  --------------
                                     (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
Revenue:
  Equity in net earnings
     of investees                        $117,678         $ 18,646         $26,739         $(1,379)
  Distribution income                     115,560           95,880          38,520          34,190
                                         --------         --------         -------         -------
                                          233,238          114,526          65,259          32,811

Expenses:
  General and administrative               91,899           65,620          30,816          14,144
                                         --------         --------         -------         -------
Operating income                          141,339           48,906          34,443          18,667

Interest income                            18,494           15,562           6,395           5,813
                                         --------         --------         -------         -------

Income before income taxes                159,833           64,468          40,838          24,480

Income taxes                              (55,942)          (9,670)        (13,274)         (3,672)
                                         --------         --------         -------         -------

Net income                               $103,891         $ 54,798         $27,564         $20,808
                                         ========         ========         =======         =======


Net income per common share              $    240         $    136         $    62         $    48
                                         ========         ========         =======         =======
Weighted average shares outstanding
  and subscribed                            433.6            403.6           447.2           431.2
                                         ========         ========         =======         =======





                           The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS





                                                    For the nine    For the nine
                                                    months ended    months ended
                                                   Sept. 30, 1996  Sept. 30, 1995
                                                   --------------  --------------
                                                    (Unaudited)      (Unaudited)
OPERATING ACTIVITIES

Net income                                              $103,891         $ 54,798
Adjustments to reconcile net income
  to net cash used in operating activities:
    Equity in net earnings of investees                 (117,678)         (18,646)
    Distribution income                                 (115,560)         (95,880)
    Changes in operating assets and liabilities:
      Prepaid expenses                                     8,029            8,063
      Accrued expenses                                     4,412           (3,133)
      Income taxes payable                                  (558)         (23,380)
                                                        --------         --------
Net cash used in operating activities                   (117,464)         (78,178)


INVESTING ACTIVITIES
Distributions received                                   159,560          101,510
                                                        --------         --------
Net cash provided by investing activities                159,560          101,510


FINANCING ACTIVITIES
Proceeds from issuance of common stock                    66,800          119,000
Redemptions of common stock                               (9,296)         (11,771)
                                                        --------         --------
Net cash provided by financing activities                 57,504          107,229
                                                        --------         --------

Increase in cash and cash equivalents                     99,600          130,561

Cash and cash equivalents at beginning of period         643,988          473,781
                                                        --------         --------

Cash and cash equivalents at end of period              $743,588         $604,342
                                                        ========         ========





                             The accompanying notes
               are an integral part of these financial statements

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three months and nine months ended September 30, 1996 and 1995.

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

Equity Investments

The Company accounts for its investments in the PHO and HHC on the equity method. Accordingly, these investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't):
----------------------------------------------------------------------------

Equity Investments (con't)
--------------------------

underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and is being amortized as a component of equity in net earnings of investees over forty years. As of September 30, 1996, the unamortized excess cost of acquisition of the investment in HHC was $68,995. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income.

Other Investments, Noncurrent
-----------------------------

The Company owns five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"). The investment is accounted for at cost because of the Company's limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions are recorded as income when declared and reported as distribution income.

Subscriptions Receivable
------------------------

Subscriptions receivable relate to agreements to purchase common stock of the Company. Funds relating to such purchases will be paid in installments during 1996, 1997, and 1998.

Cash Equivalents
----------------

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Income Per Common Share
-----------------------

Income per common share is based on the weighted average number of common shares outstanding during the period.

NOTE 2 - RELATED PARTIES:
------------------------

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc., which is owned by St. Joseph's Health Care Center, Inc. St. Joseph's Health Care Center, Inc. has provided administrative support to the Company at no charge. Additionally, all limited partner investors in the PHO's ventures are investors in the Company. In addition, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

NOTE 2 - RELATED PARTIES (con't):

On October 1, 1991, the Company hired an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors. Under the terms of a funding agreement dated October 1, 1991, the PHO agreed to reimburse the Company for compensation paid to the executive director up to the limits set forth in the Executive Director Agreement. The funding agreement was terminated by the PHO effective January 1, 1996. Accordingly, the Company is responsible for paying the compensation of the executive director without reimbursement from the PHO. For the three months and nine months ended September 30, 1996, $10,000 and $30,000, respectively, of compensation was paid or accrued.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                                            HHC            PHO          Total
                                                          -------        --------      -------
Balance at December 31, 1995                              $589,486       $101,470      $690,956
  Equity in net earnings of investees                       86,359         31,319       117,678
  Dividend distribution declared but
     not yet paid                                          (95,000)             0       (95,000)
                                                          --------       --------      --------
Balance at September 30, 1996                             $580,845       $132,789      $713,634
                                                          ========       ========      ========

The condensed balance sheets of the equity investees are as follows:


Balance Sheets                              September 30, 1996            December 31, 1995
--------------                           ------------------------      ------------------------
                                             HHC           PHO            HHC            PHO
                                         ----------      --------      ---------       --------
                                                (unaudited)
Assets:
  Currents assets                        $2,030,136       $519,942     $1,873,999      $337,592
  Noncurrent assets                           6,274        250,195          9,217       274,867
                                         ----------       --------     ----------      --------
     Total assets                        $2,036,410       $770,137     $1,883,216      $612,459
                                         ==========       ========     ==========      ========

Liabilities and stockholders'
 equity:
  Current liabilities                      $654,001       $161,813       $676,697      $152,267
  Long-term liabilities                     168,697              0        168,697             0
  Stockholders' equity                    1,213,712        608,324      1,037,822       460,192
                                         ----------       --------     ----------      --------
Total liabilities and
  stockholders' equity                   $2,036,410       $770,137     $1,883,216      $612,459
                                         ==========       ========     ==========      ========


The condensed statements of income of the equity investees are as follows:

                                          For the Nine Months Ended  For the Three Months Ended
                                          -------------------------  --------------------------
                                          Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                            1996          1995           1996           1995
                                          ---------     -----------  ------------    ----------
                                                 (unaudited)                 (unaudited)
Statements of Income - HHC
--------------------------
Revenues                                 $2,184,048     $1,295,330       $774,708      $396,997
Expenses                                  1,910,398      1,142,829        697,159       367,806
                                         ----------     ----------       --------      --------
                                            273,650        152,501         77,549        29,191
Income tax provision                         97,765         42,725         42,010        11,386
                                         ----------     ----------       --------      --------
Net income                               $  175,885     $  109,776       $ 35,539      $ 17,805
                                         ==========     ==========       ========      ========


Statements of Income - PHO
--------------------------
Equity in partnership earnings           $   74,413     $   80,893       $ 24,856      $ 26,627
Other revenues                              258,858         31,287         84,254         8,966
Expenses                                    118,010        256,139         39,644        75,633
                                         ----------     ----------       --------      --------
                                            215,261       (143,959)        69,466       (40,040)
Income tax provision                         68,687            262         24,859             0
                                         ----------     ----------       --------      --------
Net income(loss)                         $  146,574     $ (144,221)      $ 44,607      ($40,040)
                                         ==========     ==========       ========

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                               September 30, 1996

Liquidity

Cash resources of the Company increased by $99,600 during the first nine months of 1996 and $130,561 during the same time period in 1995. Cash resources resulted from the quarterly distributions received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS") and proceeds from the sale of additional common stock, offset by expenditures for operating expenses and estimated tax payments. A smaller increase in cash resources was realized in 1996 compared to 1995 because of the termination of the PHO agreement to reimburse the compensation paid to the Executive Director of the Company effective January 1, 1996 (See Note 2 to the Financial Statements) and the payment during 1996 of the Executive Director compensation without reimbursement from the PHO.

On May 26, 1995, St. Joseph's Health Network, Inc. ("SJHN"), a 100%-owned subsidiary of the St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO"), was incorporated. SJHN, a physician-hospital organization, will negotiate at-risk products with managed care organizations on behalf of its member providers to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. In the near future, the Company might find it appropriate to assist the PHO with providing additional capitalization for SJHN. The amount of funding, if any, has not been determined at this time. However, the Company's contribution to such funding would be determined by taking into account the Company's available liquidity and its other anticipated cash needs. Additional liquidity for SJHN is expected to be received from other sources, including possibly from provider credentialing fees, additional equity contributions from the PHO and/or other sources, and/or borrowings.

During the second quarter of 1996, the Board of Directors of Hospitals' Home Health Care of Hillsborough County, Inc. ("HHC") declared a dividend in the amount $95,000 to be paid to the Company before the end of 1996. On September 30, 1996, a $38,520 distribution with respect to the five SDS limited partnership units was declared and received. In addition, proceeds of $37,200 from the sale of additional SJPA common stock were received during the third quarter of 1996.

Management believes that current cash reserves, additional distributions with respect to the five SDS limited partnership units, the distribution from HHC, and the proceeds from sales of its common stock will provide adequate short-term funding of the Company's on-going operations. However, because of the PHO's decision to no longer fund the Executive Director's compensation and the Company's decision to use its other cash flows to keep the employment arrangement with the Executive Director in force and effect, it is possible that the Company will not be in a position to fund new projects that could arise in the future.


Capital Resources

From time to time, the Company may find it appropriate to pursue additional private offerings of its common stock. On September 30, 1996, the Company completed a private offering in which subscriptions for 22 shares of common stock at $3,200 per share were received. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and HHC. As a result of an increase in the profitability of the PHO and HHC, the equity in net earnings has increased during the third quarter and the first nine months of 1996, as compared to the same time period in 1995.
The increase in the profitability of the PHO is a result of a decrease in the significant expenditures for the evaluation and implementation of new ventures and the recognition of provider member fees associated with SJHN. The increased profitability of HHC is the result of a significant increase in intravenous ("I.V.") therapy revenue in 1996, as compared to 1995.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the third quarter and the first nine months of 1996 was higher than the same period in 1995. The distribution was calculated by taking into account anticipated operating cash needs of SDS with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1996 and 1995 is due to increased cash balances and an increase in interest rates.

General and administrative expenses increased during the third quarter and first nine months of 1996 as compared to the same time periods of 1995. Expenditures incurred in the third quarter and first nine months of 1995 for consulting services relating to the evaluation of new ventures and for legal expenses for legislative activities have not been incurred in 1996. However, additional expenditures have been made relating to consulting and legal fees for assistance with long range planning, revision of the Right of First Refusal document, preparation of documents relating to the distribution of escrowed funds from the St. Joseph's Diagnostic Center, Ltd. divestiture, and the unreimbursed compensation of the Executive Director (prior to January 1, 1996, the Executive Director compensation had been reimbursed by the PHO).

It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable or slightly higher levels.

During the third quarter of 1996, the Company had net income of $27,564. Therefore, the net income per common share was $62 for the third quarter of 1996. The net income per common share for the third quarter of 1995 was $48 per share. The increase in the net income per common share for the third quarter of 1996 was due to an increase in net income offset slightly by a greater number of shares outstanding.

Several new laws and regulations affecting the healthcare business were adopted at both the state and federal levels during 1992, 1993, 1994 and 1995. Healthcare reform legislation was passed by the Florida Legislature during its Session that ended on May 4, 1996, and the United States Congress passed healthcare reform legislation during the third quarter of 1996. Additional healthcare reform is expected to be considered in 1997 at the state and federal levels. Some of the legislation and regulation could have a significant adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in the laws and regulations.

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

Oral argument in the State Case originally was scheduled before the Florida First District Court of Appeals on June 29, 1995. However, the Court canceled the oral argument and, instead, scheduled an attorneys' conference to determine how best to resolve the multiple appeals relating to the State Case and the Kagan decision. As a result of the attorneys' conference, the First District Court of Appeals entered a new order that (1) allowed the state trial court to enter a new order in the State Case (replacing the original July 7, 1994 decision) declaring the limiting fee schedule unconstitutional under the Florida Constitution, and (2) consolidated all of the appeals into one case.

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

Notice of these two bills was filed with the Florida Supreme Court, and the Supreme Court issued an order dismissing the State Case. As a result, all litigation relating to the limiting fee schedule is now ended.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

     27 - Financial Data Schedule (for SEC use only)

b.  Reports on Form 8-K

None

                                   SIGNATURES



November 13, 1996

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 ---------------------------------------
                                           (Registrant)




Date: November 13, 1996          /s/  Norman Castellano, M.D.
                                 ---------------------------------------
                                 Norman Castellano, M.D., President
                                 St. Joseph's Physician Associates, Inc.



Date: November 13, 1996          /s/  Andrew G. Boyer, M.D.
                                 ---------------------------------------
                                 Andrew G. Boyer, M.D., Treasurer and
                                 Principal Financial Officer
                                 St. Joseph's Physician Associates, Inc.