Form 10KSB40
period 1996-12-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1997-04-15
CIK 833212

                                 FORM 10-KSB
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 33-22011-A

                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
               ----------------------------------------------
               (Name of small business issuer in its charter)

               FLORIDA                                 59-2858209
     -------------------------                   ---------------------
     (State or other jurisdic-                   (IRS Employer Identi-
      tion of incorporation)                         fication No.)

        4900 North Habana Ave., Tampa, Florida                  33614
        ----------------------------------------              ----------
        (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:  (813) 870-4230
                          ----------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X    No
                   -----    -----
        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year.   $326,538

        State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                 Approximately $1,478,303 as of February 28, 1997 (estimate based on book value due to lack of trading market).

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, par value $1.00 per share  -- 433 shares as of March 31,
1997

Documents incorporated by reference:  None

                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                        ANNUAL REPORT ON FORM 10-KSB
                                   for the
                        YEAR ENDED DECEMBER 31, 1996


                              TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   ITEM 1.       BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   ITEM 2.       PROPERTIES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
   ITEM 3.       LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .  31

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
   ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
   ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                 PLAN OF OPERATION.                                                                                    35
   ITEM 7.       FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
   ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
   ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL PERSONS; COMPLIANCE WITH
                 SECTION 16(a) OF THE EXCHANGE ACT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
   ITEM 10.      EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  52
   ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
   ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . . . . .  53

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54
   ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  54


                                    PART I


ITEM 1.          BUSINESS.

BACKGROUND

        General

        St. Joseph's Physician Associates, Inc. ("SJPA" or the "Company") is a Florida corporation which was organized on November 20, 1987 to establish, organize, and operate as an association of qualified physicians, for the purposes of engaging directly or indirectly in the provision of professional services through one or more managed care arrangements and engaging in health care related businesses, including in particular the acquisition of one-half of the voting common stock of St. Joseph's Physicians - Healthcenter Organization, Inc. (the "PHO") and one-half of the outstanding common stock of Hospitals' Home Health Care of Hillsborough County, Inc., d/b/a St. Joseph's Home Health Services ("SJHHS").

        The PHO, a Florida corporation, was organized in 1987 and originally was wholly owned by St. Joseph's Enterprises, Inc. ("Enterprises"), a Florida not-for-profit corporation affiliated with St. Joseph's Hospital, Inc. (the "Hospital Corporation"), which operates St. Joseph's Hospital, St. Joseph's Women's Hospital and The Tampa Children's Hospital (collectively, the "Hospital"), each of which is located in Hillsborough County, Florida. In February 1989, the Company acquired 2,500 shares of the common stock of the PHO. With the acquisition of such stock by the Company, Enterprises and the Company became equal owners of the voting common stock of the PHO. Until its redemption on January 31, 1997, Enterprises also owned all of the nonvoting preferred stock of the PHO.

        The PHO is principally a vehicle through which the Company and Enterprises together indirectly provide hospital and professional services to various managed care organizations and operate certain businesses. The PHO owns 100% of St. Joseph's Preferred, Inc. ("SJP") and St. Joseph's Health Network, Inc. ("SJHN"). SJP, a Florida corporation, was organized on March 13, 1991 to provide health care services as a "preferred provider" network. SJHN, also a Florida corporation, was organized on May 26, 1995 to develop a network of hospitals and physicians and to negotiate at-risk contracts with managed care organizations on behalf of its hospital and physician network. The PHO also is currently the managing general partner of St. Joseph's Same-Day Surgery Center, Ltd. (the "Same-Day Surgery Center Partnership"), a Florida limited partnership which operates an ambulatory care center.

        SJHHS, a Florida corporation, was organized to provide home health services, including nursing and certain other health care services in the homes of home-bound patients. In June 1989, the Company purchased 50% of the outstanding common stock of SJHHS.

        An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network, to invest in the Same Day Surgery Center Partnership or to participate in SJHN's provider network (although, if a need is identified for an additional physician-provider that cannot be filled by an SJPA stockholder, then SJHN has the discretion to allow a non-stockholder physician to participate in its network).

        Organization and Operations -- General

        As currently operated, the primary function of the Company is to provide a vehicle whereby stockholders of the Company can, as a group, (1) indirectly participate (along with Enterprises) in the decision making processes affecting SJP, SJHN, the Same-Day Surgery Center Partnership, SJHHS, and other ventures in which the Company may have a direct or indirect interest,
(2) realize economic benefits from the operations of such ventures; and (3) consider and evaluate the feasibility of other ventures relating to the provision of health care services and of matters affecting the medical community as a whole and the Company and its stockholders in particular. However, as to the PHO and ventures in which only an indirect interest is held through the PHO, the stockholders of the Company have only limited managerial control because, as a group, they can affect only the selection of one half of the directors of the PHO, SJHHS, SJP and SJHN. The Company's stockholders cannot directly participate in the management of the PHO, SJP, SJHN, the Same Day Surgery Center Partnership, or SJHHS, nor can they substantially participate in the decision making process affecting the PHO, SJP, SJHN, the Same Day Surgery Center Partnership, or SJHHS.

        In addition to its investment in the PHO and SJHHS, the Company owns five, of a total of 40, limited partner units in the Same-Day Surgery Center Partnership. Seven such units were purchased on January 1, 1991 for $4,000 in cash plus $10,000 in contingent promissory notes per unit, for a total of $28,000 in cash and $70,000 in contingent promissory notes. The Company sold two of such units in March 1991 for $22,000 in cash with the release of $10,000 in contingent promissory notes per unit, for a total of $44,000 in cash and the release of $20,000 in contingent promissory notes. The contingent promissory notes were payable by their terms in full on September 30, 1992, unless the Managing General Partner, in its discretion, chose to waive such obligation. On September 9, 1992, the Board of Directors of the PHO, as Managing General Partner of the Same-Day Surgery Center Partnership, decided to waive the obligation, because the funds were not needed. The Company also owns 50% of the outstanding common stock of SJHHS, purchased for $40,000 in June 1989.

        The PHO, SJP, SJHN, the Same Day Surgery Center Partnership, and SJHHS are collectively referred to herein as the "Partially Owned Operations." The diagram below illustrates the structural relationship between the Company and the Partially Owned Operations.




   [Flow chart diagram showing the ownership affiliations of the Company, the PHO, SJP, SJHN, the Same Day Surgery Center Partnership, and SJHHS]

        The Company's Principal Ventures -- the PHO and SJHHS

        Ownership Interest in the PHO. In 1996, the authorized capital stock of the PHO consisted of 5,000 shares of voting common stock, par value $1.00 per share, and 6,250 shares of nonvoting (except as required by law) preferred stock, par value $20.00 per share. The Company and Enterprises each own 2,500 shares of the common stock of the PHO constituting all of the outstanding common stock of the PHO, and Enterprises owned all 6,250 shares of the preferred stock of the PHO. The PHO preferred stock provided a preferred cumulative dividend of 6% per annum ($1.20 per share, or $7,500 in the aggregate for all outstanding shares of preferred stock) and also participated on a per share basis in dividends declared with respect to the common stock. The PHO preferred stock had a preference on liquidation of the PHO, and Enterprises also had the right to require the PHO to redeem its preferred stock at any time after July 31, 1992 upon 30 days notice, at par plus dividends owing with respect thereto, on the sole condition that funds be legally available therefor. Enterprises exercised its right to require redemption, and all 6,250 shares of nonvoting preferred stock were redeemed, effective on January 31, 1997, for $184,375 (including cumulative unpaid dividends). As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO.

                 PHO's Ownership Interest in SJP. The PHO owns 100% of St. Joseph's Preferred, Inc., a Florida corporation ("SJP"), organized to provide health care services through a "preferred provider" network.

        SJP has signed contracts with the Hospital Corporation, the Same-Day Surgery Center Partnership, SJHHS, the St. Joseph's Diagnostic Center, Ltd. and approximately 400 SJPA physician stockholders (collectively referred to as the "PPO Providers"). These PPO Providers agree to accept discounted fees as payment in full for services provided to any patient covered under a contract between SJP and an employer, employer group, insurance carrier or other payor pursuant to which such payors engage the services of SJP's preferred provider network (each a "PPO Contract"). These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature which provides some economic incentive to the patient to use a PPO Provider (versus a non-PPO Provider).

        SJP has signed a Network Linking Agreement ("Network Linking Agreement") with BayCare Health Network, Inc. (formerly known as CareFirst Health Network, Inc. and, before that, as SunHealth Care Plans - Gulf Coast, Inc.) ("BayCare"), which allows SJP to offer its services to clients of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare currently is owned by Enterprises and by University Community Hospital, Inc. and South Florida Baptist Hospital, two not-for-profit hospitals located in Hillsborough County, Florida, and by St. Anthony's Hospital, Inc., Morton
F. Plant Hospital Association, Inc., Bayfront Medical Center, Inc. and The Trustees of Mease Hospital, Inc., d/b/a Mease Health Care, four not-for-profit hospitals located in Pinellas County, Florida.

        All current PPO Contracts are held by BayCare, and access to the PPO Providers is through the Network Linking Agreement. Currently BayCare has 70 contracts covering approximately 26,300 enrolled employees, to provide standard preferred provider, primary care preferred provider (i.e., "gatekeeper") and various insured health care products. These include contracts with the

Hospital Corporation and the Same-Day Surgery Center Partnership covering approximately 3,600 employees.

        In addition, BayCare has contracts with other managed care entities through which the PPO Providers are made available to provide services to the approximately 24,000 enrolled employees of these other entities (21,250 of such employees being under hospital services only contracts).

        The bylaws of BayCare provide that each hospital-stockholder is entitled to appoint two physicians to seats on the Board of Directors of BayCare (along with two administrators of the hospital-stockholder). Prior to February 1995, the bylaws of BayCare also had included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at the meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physician or administrators) from five out of the seven owner hospitals (i.e., at least two representatives of 70% of the stockholders) are present at a meeting (the change has not yet been incorporated into a revised bylaw provision). There can be no assurance that there will be no additional changes to the bylaws of BayCare that would operate to further limit the impact that the directors of BayCare that are designated by SJPA would have on the BayCare Board of Directors.

        Prior to 1996, SJP had no staff and relied on BayCare to perform all operational and marketing functions for SJP. In 1996, a PHO Director was hired, as well as a PHO Coordinator and a Provider Relations Representative, to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida.

                 PHO's Ownership Interest in SJHN. The PHO also owns 100% of St. Joseph's Health Network, Inc., a Florida corporation ("SJHN"). SJHN, a physician-hospital organization, was incorporated on May 26, 1995 for the purpose of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts, or discounted fee-for-service contracts that will evolve over time into capitation contracts, with managed care organizations on behalf of the SJHN Providers to provide high quality, competitively priced health care services for persons residing or employed in the Hillsborough County, Florida area. The network of providers comprising the SJHN Providers is separate and distinct from the PPO Providers comprising SJP's network (although many of the SJHN Providers also are PPO Providers). Because SJHN will concentrate its efforts on negotiating at-risk contracts (as opposed to the pure discounted fee-for-service contracts under which the PPO Providers provide services, without assuming direct risk), there will be fewer physicians in SJHN's network, and the ratio of primary care (i.e., pediatrics, family and general internal medicine and OB-Gyn) physicians to specialist physicians will be more strictly controlled.

        During 1996, SJHN completed the credentialing process, and 162 physicians currently are participating as SJHN Providers. SJHN now is actively negotiating for capitation contracts. Its first such contract, covering the employees of St. Joseph's Hospital, will become effective on May 1, 1997.

        The PHO provided the initial funding for the development of SJHN. However, SJHN may require additional capital, and it is anticipated that the PHO, as well as the Company, may be called upon to provide a portion of the funding for the balance of SJHN's initial capitalization.

                 PHO's Ownership Interest in the Same-Day Surgery Center Partnership. The PHO also owns a four percent (4%) partnership interest in the Same-Day Surgery Center Partnership, and serves as managing general partner of the Same-Day Surgery Center Partnership. Accordingly, the Company, through its ownership of the PHO, beneficially owns an eighty-eight one-hundredths percent (0.88%) interest in the Same-Day Surgery Center Partnership. Prior to the January 31, 1997 redemption of Enterprises' preferred stock in the PHO, the Company's participation in the net income of the PHO was determined after deduction for accumulated PHO preferred stock dividends, and, thus, any cash distributed by the Same-Day Surgery Center Partnership to the PHO was applied first to accumulated unpaid dividends on the PHO preferred stock. As a result of the redemption, cash distributed by the Same-Day Surgery Center Partnership to the PHO will be available for other purposes, including distribution equally to Enterprises and the Company (as the Board of Directors of the PHO deems appropriate). However, there can be no assurance that the Same-Day Surgery Center Partnership will distribute cash to the PHO or that the PHO will make any distribution of any cash that it receives to the Company.

        As managing general partner of the Same-Day Surgery Center Partnership, the PHO is not guaranteed any management fees or other compensation for its services (although it is entitled to reimbursement for its out-of-pocket expenses). The PHO is entitled to enter into contracts with, and to compensate, anyone, including itself or its affiliates, for services rendered to the Same-Day Surgery Center Partnership. Thus, there is no guarantee to the PHO of any economic benefits other than the benefits of being a four percent (4%) partner in the Same-Day Surgery Center Partnership.

        Ownership Interest in SJHHS. SJPA owns 50% (4,000 shares) of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc. ("SJHHS"). SJHHS primarily provides medical services in the homes of patients. These services include nursing services by registered nurses ("RNs") and licensed practical nurses ("LPNs"), personal care services, custodial and companion services by home health aides, and other ancillary services, such as infusion therapy.

        Future Ventures

        The Company, along with the PHO and, at times, affiliates of Enterprises, continually investigates other health care related ventures.

        Pursuant to an agreement among the Company, Enterprises and the PHO (the "PHO Agreement," as described below), the Company cannot undertake or participate in certain specified health care related ventures without first offering to the PHO the right to form, organize and develop the venture. If the PHO fails to accept the offer or to proceed with respect to the venture in the manner and within the time required by the PHO Agreement, then the PHO will lose all rights with respect to the venture, and the Company will be free to proceed with respect to the venture described in the offer. Thus, there is no assurance that any venture will be undertaken even if believed to be feasible; and, if undertaken, there is no assurance that any such venture will provide any economic benefit to the Company. See "ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC. - The PHO Agreement, Right of First Refusal" in this Item 1 for further discussion.

        Government Regulation

        The activities of the Partially Owned Operations are subject to strict government regulation which may indirectly impact the Company and the stockholders of the Company.

        Certain of the Partially Owned Operations currently are subject to state licensure requirements. While such entities have at all relevant times satisfied such requirements, a failure to do so for any reason would preclude such entities from operating and therefore would have a material adverse effect upon the Company. The Company is not aware of any facts or circumstances which would prevent such entities from complying with all licensure and other requirements currently in effect.

        Some or all of the Partially Owned Operations are subject to the rules and regulations of the federal Medicare and Medicaid Program, including the applicable fraud and abuse rules, and the rules prohibiting a physician from referring a Medicare or Medicaid patient for certain designated health services to an entity in which the physician is an investor or has a financial interest.

        In 1992, the Florida Legislature passed legislation (known as the "Patient Self-Referral Act of 1992"), which became effective on October 1, 1994, that directly affects some of the Partially Owned Operations and the Company. On April 2, 1993, the Florida Legislature passed comprehensive health care reform legislation that has impacted and could continue to substantially affect the Partially Owned Operations and the Company.

        Also, from time to time, bills are considered by the Florida legislature and the United States Congress, and regulations are proposed by various Florida and federal regulatory agencies, that could change or expand the prohibitions on physicians' ability to refer patients to entities in which they are investors. If implemented, one or all of these legislative or regulatory proposals could substantially affect some or all of the Partially Owned Operations and the Company. There is no assurance that future legislation or regulations will not have a materially adverse effect upon the Company.

        For a more complete discussion of the regulatory environment, see the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Annual Report on Form 10-KSB (this "Report"), which provisions are hereby incorporated by reference into the discussion under this Item 1.

        Third Party Reimbursement

        Certain of the Partially Owned Operations are subject to accreditation requirements in order to facilitate reimbursement from third party payors, including Medicare and Medicaid. To date, such entities have met all such requirements as are material, and the Company is not aware of any facts or circumstances which would prevent such entities from complying with such requirements. However, failure to so comply would adversely affect the ability of such entities to be reimbursed for services provided, and therefore, would adversely affect the Company.

        It can be anticipated that federal and state governmental agencies, as well as insurance companies and other third party payors, will continue their efforts to contain the cost of medical care. There can be no assurance that such efforts will not substantially curtail the revenues of the Partially Owned Operations, and therefore, of the Company.

        Competition

        While the Company does not directly compete with any business, the Partially Owned Operations are subject to competition which may impact upon the Company. The health care industry operates in a competitive environment. In order to maintain market share and replace decreasing revenue sources, health care institutions and physicians have engaged in various means to diversify their services.

        Three areas believed by the Company to be major targets of such diversification are the areas of managed care operations, ambulatory care and home health care, the respective businesses of SJP, SJHN, the Same-Day Surgery Center Partnership and SJHHS. Public and private efforts to shift care to less costly alternatives, as well as growing consumerism and competition, have dictated a need to provide efficiency and comfort to patients usually not available within the traditional hospital. In addition, the Medicare program's prospective payment system and reduced inpatient stays are causing intense competition to offer outpatient services at alternative sites.

        SJP and SJHN compete with a myriad of managed care businesses, including health maintenance organizations (HMOs) and "independent practice associations" that market their provider services to HMOs or independently as "preferred provider organizations" (PPOs) or "exclusive provider organizations"
(EPOs) to insurance carriers or directly to employers and other payors.

        The Same-Day Surgery Center Partnership competes with three similar facilities in Hillsborough County. One such facility is within a short distance of the partnership's site and offers most of the same services. That center is currently owned by a group of physicians. The other similar facilities are located more than ten miles away. Also, the Same-Day Surgery Center Partnership competes with a nearby outpatient ophthalmic surgery facility. In addition to competition from other existing and future free standing centers, the Same-Day Surgery Center Partnership faces competition from hospital-based programs, including programs at the Hospital, one of which is connected to the space occupied by the Same-Day Surgery Center facility. Also, other area hospitals have constructed or may construct separate outpatient surgery facilities to take advantage of the growing ambulatory surgery market.

        Another area of the expanding ambulatory care market is the delivery of outpatient services in physicians' offices. Thus, the Same-Day Surgery Center Partnership also competes with physicians' offices located in the service area of the Same-Day Surgery Center Partnership.

        SJHHS competes with a variety of home health care providers. In recent years, some large nationwide providers of such services have come to the forefront, some of which compete strongly on the basis of price.

        Conflicts of Interest

        The stockholders of the Company, health care related businesses engaged directly or indirectly by the Company, and employees of such health care related businesses are subject to potential conflicts of interest as a result of associations with and/or ownership interests in other facilities that may be considered to be in competition with the health care related businesses engaged in directly or indirectly by the Company.

        Employees

        On October 1, 1991, the Company engaged Charles E. Cernuda, M.D., a former director and officer of the Company, as a part-time Executive Director to handle various administrative matters for the Company. The Executive Director position is not an officer position with the Company. Dr. Cernuda is paid $40,000 annually for his services in such capacity. In a previous agreement between the Company, the PHO and Enterprises, the PHO agreed to reimburse SJPA for all compensation paid to SJPA's Executive Director. However, effective January 1, 1996, the funding agreement was terminated and, as a result, the Company currently is funding the Executive Director's compensation from other revenue sources.

ST. JOSEPH'S PHYSICIANS - HEALTHCENTER ORGANIZATION, INC.

        Nature of SJPA Interest

        The Company owns 50% (2,500 shares) of the common stock of St. Joseph's Physicians - Healthcenter Organization, Inc. (the "PHO"). The remaining 50% (2,500 shares) of the common stock is held by St. Joseph's Enterprises, Inc. ("Enterprises"), which, prior to January 31, 1997, also owned 100% of the PHO's preferred stock (6,250 shares). In 1996, the preferred stock had a par value of $20 per share and carried the right to receive annual dividends amounting to six percent (6%) of the par value of such shares, accumulating from year to year until paid in full, prior to the payment of any dividends with respect to the common stock. All cumulative preferred dividends were paid in connection with the January 31, 1997 redemption of the preferred stock. Thus, any future dividends that are paid by the PHO, if any, will be shared equally, on a per share basis, by all shares of common stock. However, except for the cumulative dividends paid upon redemption of the preferred stock, no dividends have been paid by the PHO since the Company became a stockholder in the PHO.


        Business

        The PHO was organized principally as the vehicle through which the Company and Enterprises together indirectly provide hospital and professional services to various managed care organizations, and it also engages directly or indirectly in various health care related businesses. The PHO owns 100% of SJP, a Florida corporation organized on March 13, 1991 to provide health care services through a "preferred provider" network. The PHO also owns 100% of SJHN, a Florida corporation organized on May 26, 1995 to contract with managed care entities primarily on a risk bearing basis. The PHO is currently the managing general partner of, and in that respect owns a four percent (4%) interest in, the Same-Day Surgery Center Partnership, a Florida limited partnership that operates an ambulatory care center. In addition, the PHO owns one and one half (1 1/2) limited partnership units (out of a total of 40 units) in the Same-Day Surgery Center Partnership, but may resell these units to qualified limited partners.

        The PHO Agreement

        General. On February 24, 1988, the Company, Enterprises and the PHO entered into a written agreement setting forth various aspects of the organization and operation of the PHO (the "PHO Agreement"). Pursuant to the PHO Agreement. the Company acquired one-half of the authorized capital common stock of the PHO for $50,000. Enterprises paid $50,000 for its common stock in the PHO and $125,000 for its preferred stock (which was redeemed on January 31, 1997).

        Management. The PHO Agreement prescribes a Board of Directors for the PHO composed of ten (10) persons, five (5) of whom are selected by the Company's Board of Directors and five (5) of whom are selected by Enterprises. Current members of the Board of Directors of the PHO are:

        Company's Representatives(1)               Enterprises' Representatives
        -------------------------                  ----------------------------
        Thomas Mawn, M.D.                          Isaac Mallah
        Norman Castellano, M.D.                    Gary Chawk
        Bill Luria, M.D.                           Gilbert Pitisci, M.D.
        Andrew G. Boyer, M.D.                      Charles Scott
        Benedict Maniscalco, M.D.                  Revonda Shumaker

------------------
(1) See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May, 1997.

        Isaac Mallah, age 48, has been the President and Chief Executive Officer of St. Joseph's/St. Anthony's Health System since January, 1997, and was the Executive Vice President from 1993 to 1996, Vice President from 1983 to 1993, and Chief Operating Officer from 1989 to 1993 of St. Joseph's Health Care Center, Inc., Executive Vice President since 1993 and a Director since 1986 of Enterprises, Secretary/Treasurer and Director of the PHO since 1986, Secretary/Treasurer and Director of SJHHS and SJP since 1991, Vice Chairman and Director of BayCare since 1991 and Treasurer and Director of SJHN since 1995.

        Gary Chawk, age 39, has been Senior Vice President of St. Joseph's/St. Anthony's Health System since 1994 and of St. Joseph's Health Care Center, Inc. since 1993, Chief Financial Officer and Treasurer of St. Joseph's Health Care Center, Inc. and St. Joseph's Hospital, Inc. since 1986, Treasurer and a Director of Enterprises since 1988, a Director of the PHO since 1993 and a director of SJHN since 1995.

        Gilbert Pitisci, M.D., age 53, has been Senior Vice President since 1993 and was the Vice President of Medical Staff Affairs of the Hospital Corporation from 1987 to 1993, President of the PHO from 1994 to 1995 and 1996 to 1997 and Chairman from 1995 to 1996, a Director of the PHO since 1989, a Director of SJP since 1994, Chairman from 1994 to 1995 and 1996 to 1997 and President from 1995 to 1996, Secretary and Director of Enterprises since 1993, and a Director and Vice Chairman of SJHN since 1995. Prior to his position at St. Joseph's Hospital, Dr. Pitisci was engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics, since 1974.

        Charles Scott, age 46, is President of the Hospital Corporation, was Executive Vice President of Hospital Operations from 1993 to 1994, Chief Operating Officer/Administrator from 1988 to 1993, and Vice President from 1984 to 1988, Executive Vice President and a Director of Enterprises since 1993, a Director of SJHHS since 1993, President of SJHHS from 1995 to 1996 and Chairman of SJHHS from 1996 to 1997, a Director of the PHO since 1993, and a Director of SJHN since 1995.

        Revonda Shumaker, age 40, has been President and Chief Operating Officer of St. Anthony's Hospital since 1994, and was Vice President of Operations/Chief Nurse Executive at St. Joseph's Hospital from 1991 to 1994, a Director of SJHHS and the PHO since 1996, and a Director of BayCare since 1994

        The PHO Agreement requires that the president of the Hospital Corporation shall at all times serve on the PHO Board of Directors as one of the designees of Enterprises. In no event can an attorney or retired or former attorney at any time serve on the Board of Directors of the PHO.

        Vacancies occurring among the Company's representatives on the PHO Board of Directors are filled by the Company's Board of Directors. Vacancies occurring among Enterprises' representatives are filled by Enterprises' Board of Directors.

        For there to be a quorum at meetings of the Board of Directors of the PHO, there must be present at least a majority of the directors representing the Company and a majority of the directors representing Enterprises. When a quorum is present, the act of a majority of the directors representing the Company and a majority of the directors representing Enterprises will be the act of the Board of Directors of the PHO.

        The Bylaws of the Company contain a number of provisions governing the electing of directors to the PHO Board and the manner in which the Company's representatives on such Board shall act.

        Officers of the PHO must be members of the PHO Board of Directors, and the Company and Enterprises select an equal number of such officers.

        Enterprises' Affiliates Bound By PHO Agreement. Pursuant to the PHO Agreement, Enterprises is required to cause all of its present and future affiliates to be bound by all of the agreements between Enterprises and the PHO and/or the Company. The term "affiliates" of

Enterprises is defined to include all present and future subsidiaries of St. Joseph's Health Care Center, Inc., or its successor or successors, and all other present and future affiliated and related entities and divisions of Enterprises, engaged directly or indirectly in the delivery of health care services, including without limitation the Hospital Corporation, the division of an affiliate of the Hospital known as "HealthLine," and their respective present and future affiliated and related entities and divisions.

        Right of First Refusal. The PHO Agreement by its terms currently prohibits Enterprises or any affiliate (as defined in the PHO Agreement) of Enterprises, and the Company or any group comprised of ten percent (10%) or more of the Company's stockholders, (individually or collectively, the "Offeror") from forming, organizing or developing, or accepting any offer to form, organize, develop, join, invest or otherwise participate in any future health care related venture (as defined below) without first offering to the PHO the right to form, organize or develop the same or similar health care related venture (the "Offer"). The PHO will have thirty (30) days after receipt of an Offer within which to accept the Offer on the terms and conditions specified therein.

        In the event the PHO accepts an Offer, then the Offeror is prohibited from forming, organizing, developing, joining, investing or otherwise participating in the proposed venture. However, an exception is provided for an Offer by a group of physicians. Each member of the group of physicians will be entitled to and will have the option to purchase an equitable interest in the same or similar health care related venture of the PHO.

        The "equitable interest" will be determined by the PHO Board of Directors on a case-by-case basis. In any case-by-case determination, the equitable interest offered to any physician making an Offer may not be equal to the equitable interest offered to any other physician making the Offer, but will be at least equal to the minimum interest which is offered by the PHO to any other potential physician investor.

        The PHO is required to use reasonable efforts to undertake the venture within sixty (60) days of the PHO's acceptance of the Offer. If the PHO fails to accept the Offer or to proceed with respect to the venture in the manner and within the time required by the PHO Agreement, then the PHO will lose all rights with respect to the venture, and the Offeror will be free to proceed with respect to the venture described in the Offer.

        Whoever proceeds with respect to a venture (whether it be the PHO or the Offeror) is prohibited from making any substantial changes in the venture as described in the Offer without obtaining the prior written approval of the other party.

        If either the PHO or the Offeror proceeds with respect to a venture in violation of the provisions of the PHO Agreement, then the other party will have the right within one (1) year after it becomes aware of such violation to purchase the venture at the lower of the cost or appraised value of the venture.

        Except as provided in the following paragraph, the term "health care related venture" is defined to include any venture that is related to the delivery of health care services, including without limitation any type of health care clinic, the rental of any property on the Hospital's campus for physicians' offices or for any type of health care clinic, any expansion of the services presently offered by a division of an affiliate of the Hospital known as "HealthLine," any venture that is related to health care services affecting non-acute inpatients (such as the establishment of a retirement living/nursing home facility) and/or outpatients (such as the establishment of an intermediate care facility or surgical ambulatory care center), any venture that is related to health care and affects the reimbursement mechanism by which the Hospital and the Company receive payment for services (such as the establishment of a provider panel to contract with prepaid health plans, including HMOs or PPOs), a medical office building, a convalescent care or diagnostic facility, durable medical equipment services, outpatient or home oxygen/respiratory therapy, outpatient clinical laboratory or imaging services and all opportunities for the formation of HMOs, PPOs, PHOs and all other physician-hospital organizations or entities.

        However, the term "health care related venture" is defined to exclude, without limitation, any venture relating to health care services affecting acute inpatients (such as the purchase of St. Joseph's Women's Hospital or the development and construction of The Tampa Children's Hospital, which currently is under way), any venture relating to the care delivered in private offices of the Company's stockholders and any venture relating to instruments, equipment (with the exception of diagnostic imaging equipment in connection with a venture involving the delivery of health care services, such as a diagnostic imaging center) and devices used in the delivery of health care services or ancillary thereto. There are certain arrangements, specified therein, to which the right of first refusal provision in the PHO Agreement does not apply.

        Although the PHO Agreement by its terms requires the stockholders of the Company to make the Offer described above, because such stockholders are not parties to the PHO Agreement, the issue has been raised as to whether stockholders are bound by such requirement. However, the Company notes that all stockholders were aware of such requirement prior to their purchase of stock and, although there can be no assurance of success, the Company would seek to enforce such requirement against a non-complying stockholder. Further, the Company would intend to avail itself of its right to repurchase the Common Stock in the Company owned by any stockholder who failed to comply with such provision. Any such repurchase would make the stockholder ineligible to participate in SJP's preferred provider network and in SJHN's managed care arrangements and ineligible to continue any ownership interest in the Same-Day Surgery Center Partnership.

        Notwithstanding the foregoing, the PHO has not yet decided upon whether to involve itself in any businesses other than SJP, SJHN and the Same-Day Surgery Center Partnership, and the PHO may never decide to involve itself in any other business.

        Other situations have arisen during the past several years to which the Right of First Refusal might apply (e.g., the creation of a pediatric clinic and purchase of primary care medical practices by Enterprises or its affiliates). The Company and Enterprises have expressed differing views concerning these situations, and discussions are ongoing with respect to the parameters of the Right of First Refusal and the exceptions thereto. In January 1996, Enterprises proposed that the Right of First Refusal be deleted from the PHO Agreement and replaced with a memorandum of understanding, pursuant to which the Company and Enterprises would strive to communicate with each other openly regarding possible health care related ventures and would consider requests from the other party to participate in possible health care related ventures (but with no obligation to do so). A draft of such a memorandum of understanding has been prepared and currently is in the review process. There can be no assurance that the Company and Enterprises will be able to reach a mutually satisfactory resolution concerning the parameters and application of the Right of First Refusal.

        Stock Transfer Restriction; Buy/Sell Option. The PHO Agreement also provides that, since February 24, 1993 (which is the date five (5) years from the date of the execution of the PHO Agreement), either the Company or Enterprises (the "Offeror") may give written notice (the "Notice") to the other (the "Recipient") that the Offeror desires to purchase the entire interest of the Recipient in the PHO, or that the Offeror desires to sell to the Recipient the Offeror's interest in the PHO. The Recipient will have one hundred and eighty (180) days from the date the Notice is received to accept the offer or to counteroffer by reversing the offer set forth in the Notice. If the Recipient does not respond within the 180 day period, then the Recipient will be deemed to have accepted the offer. If a counteroffer is made, then the Offeror will be deemed to have accepted the counteroffer on the date of receipt.

        In the event either party offers to purchase the interest of the other party, the purchase price is required to be at least equal to the original capital contribution and any additional capital contributions by the Recipient, plus a return from the date of the contribution at the rate of six percent (6%) per annum, compounded annually. In the event either party offers to sell its interest to the other party, the selling price will be determined by the party making the offer to sell.

        As of March 31, 1997, no Notice has been given by either party, and the Company is not presently aware of any intent on the part of either party to give such a Notice.

        Several members of the Board of Directors of the PHO have recommended that the purchase price for exercise of this option should be changed to the fair market value of the stock (to be determined in a mutually acceptable manner), and this change currently is under review by the Company and Enterprises. There can be no assurance that the Company and Enterprises will be able to reach a mutually satisfactory resolution concerning this suggested change.

        Except for the buy/sell option, the Company and Enterprises each are prohibited from attempting, directly or indirectly, to sell, assign, transfer, mortgage, encumber, pledge, or otherwise deal with or dispose of all or any part of their respective shares of stock in the PHO without first obtaining the written consent of the other party.

        Financial Matters

        Results of Operations. The primary reason for the increase in the PHO's combined earnings in 1996 resulted from the receipt by SJHN of $241,300 in membership fees from the physicians and the Hospital, who were credentialed as SJHN Providers in 1996. Each physician desiring to be an SJHN Provider pays a one-time membership fee of either $150 (if a primary care physician) or $1,000 (if a specialist) in connection with his or her credentialing application, which membership fees are included in revenue if and when such physician is accepted as an SJHN Provider (although several specialists are paying the membership fee in installments, and their fees will be included when
received).   The Hospital also pays a membership fee equal to the aggregate amount of membership fees paid by all of the physicians. It is anticipated that additional providers will be credentialed in 1997, although the number (and thus the revenues generated) will be significantly less than in 1996.

After 1997, it is anticipated that SJHN will not receive any significant membership fees, as its panel is expected to have stabilized (the only additions being replacements for physicians who leave or die and additions to meet actual or perceived needs). See the discussion at "ST. JOSEPH'S HEALTH NETWORK, INC. - Financial Matters," in Item 1 of this Report, which provisions are hereby incorporated by reference.

        The PHO accounts for its 4% investment in the Same-Day Surgery Center Partnership under the equity method, because of the PHO's ability to exercise significant influence over the limited partnership. The PHO's net gain or loss resulting from its proportionate share of the partnership's revenue and expenses for the year is included in its statement of income, included with this Report. For the year ended December 31, 1996, the PHO's equity in earnings of limited partnerships was $99,260. The annual level of activity from the Same-Day Surgery Center Partnership has continued during the first three months of 1997. While there can be no assurance that the level of activity for the Same-Day Surgery Center Partnership will continue, the Company is not aware of any reason that such level of activity should change significantly in the immediate future, although the Company cannot predict the impact of certain regulatory matters. See "SPECIAL CONSIDERATIONS -- Government Regulation" under Item 6 of this Report, which discussion is incorporated by reference into the discussion under this Item 1.

        The PHO also earned $42,372 in 1996 from its holding of 1 1/2 limited partnership units in the Same-Day Surgery Center Partnership. Income is recorded at the time distributions are declared.

        Investment income consists of distributions from certain of the Partially Owned Operations, interest on bank accounts, and interest on escrowed funds held for two years from the sale of the PHO's partnership interest in St. Joseph's Diagnostic Center, Ltd., as more specifically described in the next paragraph.

        Upon the sale in 1994 of the PHO's interest in St. Joseph's Diagnostic Center, Ltd. (the "Diagnostic Center Partnership") an amount equal to approximately $80,000, which represented the PHOs share of the deferred portion of the consideration paid for the purchase of the PHO's Diagnostic Center Partnership interest, was deposited into an indemnification escrow fund at the closing of the sale of the Diagnostic Center Partnership interests. The amount deposited into the indemnification fund with respect to the PHO's Diagnostic Center Partnership interest was available, together with all other similar monies deposited therein, to indemnify the purchaser of the interests in the Diagnostic Center Partnership for any amounts that the Diagnostic Center Partnership may have been required to pay with respect to services rendered from July 1, 1992 thru the closing date of the sale (September 30, 1994) if Florida's legislation concerning limiting fee schedules were to be upheld as constitutional and the appropriate Florida administrative agency chose to enforce the legislation retroactively to July 1, 1992 or the Diagnostic Center was required by appropriate court order retroactively back to July 1, 1992 to refund amounts collected by it in excess of the fee limits contained in the legislation. See "SPECIAL CONSIDERATIONS -- Government Regulation" under Item 6 of this Report, which discussion is incorporated by reference into the discussion under this Item 1. The PHO's $80,000 share of the indemnification escrow fund was distributed to the PHO on October 1, 1996, as a result of the resolution of limiting fee schedule litigation by a bill passed by the Florida Legislature that repealed the limiting fee schedule retroactively to July 1, 1992.

        The PHO's cash balance increased during 1996 as a result of the collection by SJHN of membership fees from credentialed SJHN Providers, a decrease in expenditures relating to the evaluation and implementation of new ventures and the receipt of the $80,000 in escrowed funds that is described in the preceding paragraph. Cash balances are expected to decrease in 1997 because of the payment of $184,375 to Enterprises in redemption of its preferred stock in the PHO (see the discussion at "BACKGROUND - The Company's Principal Ventures -- the PHO and SJHHS," in Item 1 of this Report, which provisions are hereby incorporated by reference).

        General and administrative expenses primarily consist of compensation paid and benefit costs incurred with respect to newly hired management staff, internal accounting costs and director and officer liability insurance premiums. Prior to 1996, the PHO had no staff and relied on Enterprises and its affiliates to perform all management and administrative functions. In 1996, a PHO Director, a PHO Coordinator and a Provider Relations Representative were hired to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. It is anticipated that four additional staff persons will be hired by July 1, 1997, and the PHO will incur general and administrative costs for its share of these additional personnel, as well as for the share that is attributable to SJP, which will be allocated to and paid by the PHO (see the discussion at "ST. JOSEPH'S PREFERRED, INC. - Type of Business," in Item 1 of this Report, which provisions are hereby incorporated by reference). Thus, general and administrative costs are expected to increase in 1997 and thereafter, primarily because of these recent and anticipated hirings.

        From October 1, 1991 through December 31, 1995, the PHO provided funds to the Company to reimburse the Company for compensation amounts paid by the Company to the Company's Executive Director. The agreement provided for payment by the PHO to the Company of $40,000 annually. This Agreement was terminated effective January 1, 1996. Therefore, this portion of general and administrative expenses decreased in 1996, and will not thereafter be incurred by the PHO.

        Professional fees expense consists of costs associated with the evaluation of and input with respect to new and proposed legislation and business ventures, expenditures related to consulting, legal and actuarial services related to implementation of new ventures, and audit fees. Professional fees expense decreased significantly in 1996 primarily because expenditures incurred in 1995 that were associated with the development of SJHN did not continue (because SJHN became operative in early 1996, similar development costs were not incurred in 1996). The Company expects that in 1997 and future years, the PHO will continue to make more in depth investigations of new and proposed legislation and possible new ventures. However, it is not anticipated that any new ventures will be implemented in 1997. As a consequence, professional fees expense is not likely to increase substantially, if at all, in 1997.

        The increase in the provision for income taxes in 1996 is primarily a result of the net income realized in 1996. In 1995, a net loss was incurred by the PHO, primarily as a result of increased expenditures relating to the development of SJHN.

        Liquidity. As of December 31, 1996, the PHO had cash balances of $459,628, representing approximately 58% of the PHO's total assets. This significant increase in cash balances resulted primarily from the revenues received in the form of membership fees paid to SJHN by the SJHN Providers. In addition, the PHO generally receives quarterly distributions from the Same-Day Surgery Center Partnership. The Same-Day Surgery Center Partnership makes quarterly distributions in amounts equal to the amount by which the Same-Day Surgery Center Partnership's cash balances exceed the amount of the cash reserves estimated as being needed to satisfy the Partnership's cash needs over a 45 day period. In addition, the PHO earns interest income on its cash balances. For the near future, management believes it likely that its current cash inflows, together with the existing cash balances, will continue to provide sufficient funds for the PHO to pay its operating expenses, which consist primarily of management personnel costs, legal, accounting, insurance, tax costs and investigations and funding of new ventures. No dividends are expected from SJP or SJHN. It is anticipated that the PHO may provide additional capital to SJHN, although the amount of such capital has not been determined. It is expected, however, that the amount of the PHO's contribution to SJHN, if any, would be determined taking into account the PHO's then available liquidity and its other anticipated cash needs.

        Capital Resources. As the managing general partner of the Same-Day Surgery Center Partnership, the PHO is contingently liable for all liabilities of the partnership. As a former managing general partner of the Diagnostic Center Partnership, the PHO remains contingently liable for liabilities of the Diagnostic Center Partnership arising prior to sale by the PHO of its interest. As of December 31, 1996, the Same-Day Surgery Center Partnership had $1,752,915 in current assets in excess of current liabilities and long-term debt and the Diagnostic Center Partnership had $5,732,798 in current assets in excess of current liabilities and long-term debt. In addition, all long-term debt of the partnerships is collateralized by inventory, accounts receivable and medical equipment.

        Also, as the managing general partner of the Same-Day Surgery Center Partnership, the PHO has determined that it will seek to cause the Same-Day Surgery Center Partnership to finance, through long term indebtedness, most, if not all, of its future acquisitions of new and replacement equipment.

        Other than as indicated above, the PHO has no debt and it is not anticipated that any other debt will be incurred.

        Impact on SJPA

        The Company accounts for its 50% common stock investment in the PHO on the equity method. In 1996, the Company's earnings approximated 22.22% of the PHO's net income after preferred dividends. As a result of the redemption from Enterprises of the preferred stock in the PHO on January 31, 1997, the Company's share of the PHO's net income will be 50%.


ST. JOSEPH'S PREFERRED, INC.

        Nature of SJPA Interest

        The PHO owns 100% of the outstanding stock of St. Joseph's Preferred, Inc. ("SJP"). This corporation was organized by the PHO on March 13, 1991, and initially capitalized with $10,000.

        Type of Business

        SJP has signed contracts with the Hospital Corporation, the Same Day Surgery Center Partnership, SJHHS, and approximately 400 SJPA physician stockholders (collectively referred to as the "PPO Providers"). These PPO Providers have agreed to accept discounted fees as payment in full for services provided to any patient covered under a PPO Contract between SJP and a payor. These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature that provides some economic incentive to the patient to use a PPO Provider (versus a non- PPO Provider).

        SJP has signed a Network Linking Agreement (the "Network Linking Agreement") with BayCare Health Network, Inc., previously known as CareFirst Health Network, Inc., and before that as SunHealth Care Plans - Gulf Coast, Inc. ("BayCare"). This Network Linking Agreement allows SJP to offer the services of its PPO Providers to enrollees of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare previously was owned entirely by Enterprises and by St. Anthony's Hospital, Inc. and Morton F. Plant Hospital Association, Inc., two not-for-profit hospitals located in Pinellas County, Florida. During 1994, several additional hospitals in Hillsborough County and in Pinellas County acquired ownership interests in BayCare. See the discussions under "BACKGROUND - The Company's Principal Ventures - the PHO and SJHHS" in Item 1 of this Report, which provisions are hereby incorporated by reference. The name of the organization was changed in 1994 from SunHealth Care Plans - Gulf Coast, Inc. to CareFirst Health Network, Inc., and in 1995, the name again was changed from CareFirst Health Network, Inc. to BayCare Health Network, Inc.

        All current PPO Contracts are held by BayCare, and access to SJP's PPO Providers is through the Network Linking Agreement. Currently BayCare has 70 contracts, covering approximately 26,300 enrolled employees, to provide standard preferred provider, primary care preferred provider and various insured health care products. This includes contracts with the Hospital Corporation and the Same Day Surgery Center Partnership covering approximately 3,600 employees. In addition, BayCare has entered into linking agreements with a number of other managed care entities through which the PPO Providers are made available to provide services to the approximately 24,000 enrolled employees of these other entities (21,250 of such employees being under hospital services only contracts).

        SJP's principal activity is simply to provide a "managed care" vehicle for bringing together otherwise unaffiliated service providers and groups of health care consumers, and coordinating the relationships between PPO Providers and the groups of consumers. Prior to 1996, SJP had no staff and relied on BayCare to perform all operational and marketing functions for SJP. In 1996, a PHO Director was hired, as well as a PHO Coordinator and a Provider Relations Representative, to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida, and it is anticipated that four additional staff persons will be hired by July 1, 1997. The portion of the personnel costs associated with the management and administration of SJP is allocated to and paid by the PHO. Accordingly, SJP has no significant income or expenses.

        Only stockholders in the Company are permitted to participate in SJP's preferred provider network. As is described under the heading "DESCRIPTION OF SECURITIES-Physician Qualifications" in Item 5 of this Report, only certain members in good standing of the Active or Senior Active Medical Staff of St. Joseph's Hospital are eligible to be stockholders in the Company. A physician must provide services at the Hospital for at least one year as a Provisional Member before qualifying to become a member of the Active or Senior Active Medical Staff. In this regard, a question arose as to whether it would be in SJP's best interest to also allow Provisional Members to participate in SJP's provider panel, in part to facilitate the provision of care by newly hired physicians in groups of PPO Providers. The Company did not believe that it was in its best interests to relax its eligibility requirements or to consent to SJP relaxing its requirements. Instead, an accommodation was reached to allow Provisional Members to be given temporary credentials as providers in BayCare's panel of providers, and the individuals then can provide services through the network linking agreement between SJP and BayCare. The temporary credentials will terminate when the physician becomes eligible to be a member of the Active or Senior Active Medical Staff and does not then become a stockholder in the Company. In 1995, the Company's Board of Directors voted to instruct the Company's representatives on the Boards of Directors of the PHO and SJP to take all steps necessary to inform BayCare that it should no longer extend temporary provider contracts to members of the Provisional Medical Staff of St. Joseph's Hospital who are not primary care physicians (i.e., those physicians practicing in the areas of family or general practice, general internal medicine and general pediatrics) or specialists who join a group which already has an existing SJPA stockholder as a part of that group.

        The bylaws of BayCare currently provide that each hospital-stockholder is entitled to appoint two physicians to seats on the Board of Directors of BayCare (along with the Chief Executive Officer and one other administrator of the hospital-stockholder). Enterprises has agreed that SJPA can choose the two physician-directors that Enterprises is entitled to appoint to the Board of Directors of BayCare. The bylaws of BayCare previously included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that were designated by SJPA. However, in 1994, the bylaws of BayCare were modified by the Board of Directors of BayCare so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at the meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physician or administrators) from five out of the seven owner hospitals (i.e., at least two representatives of 70% of the stockholders) are present at a meeting (the change has not yet been incorporated into a revised bylaw provision). There can be no assurance that there will be no additional changes to the bylaws of BayCare that would operate to further limit the impact that the directors of BayCare who are designated by SJPA would have on the BayCare Board of Directors.

        Management

        The Bylaws of SJP prescribe a Board of Directors for SJP composed of four (4) persons, two (2) of whom are selected by the Company's Board of Directors and two (2) of whom are selected by Enterprises. Current members of the Board of Directors of SJP are:

        Company's Representatives(1)    Enterprises' Representatives(2)
        ----------------------------    -------------------------------
        Dennis Agliano, M.D.            Isaac Mallah
        Charles Cernuda, M.D.           Gilbert Pitisci, M.D.

------------------
(1) See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May, 1997.

(2) See the discussion above relating to management of the PHO for information regarding Enterprises' representatives.

        The above referenced SJP Board members also are Board members of BayCare.

        Financial Matters

        SJP commenced operations in July, 1991. Prior to 1996, SJP did not have employees or significant administrative or other expenses, nor any significant income. Although a portion of the costs associated with the PHO Director and staff hired in January, 1996 and to be hired by July 1, 1997 will be attributable to SJP's operations, such costs were and continue to be allocated to and paid by the PHO, so financial matters relating to SJP have not changed and are not expected to change significantly. It is anticipated that the majority of SJP's contractual arrangements will continue to be entered into via its linking agreement with BayCare. SJP also may sign individual contracts, as well, but these contracts are not expected to result in significant income for SJP.

        Impact on SJPA

        Because SJP is not anticipated to have any significant income or expenses, it is not anticipated to have a material impact on the business, or the financial condition or results of operations, of the Company.

ST. JOSEPH'S HEALTH NETWORK, INC.

        Nature of SJPA Interest

        The PHO owns 100% of the outstanding stock of St. Joseph's Health Network, Inc. ("SJHN"). This corporation was organized by the PHO on May 26, 1995, and initially capitalized with $1,000.

        Type of Business

        SJHN is a physician-hospital organization established for the purposes of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts with managed care organizations on behalf of the SJHN Providers in order to provide high quality, competitively priced health care services for persons residing or employed in the Hillsborough County, Florida area.

        SJHN is expected to provide a vehicle for risk sharing among the participating doctors and hospitals, while striving to establish competitive prices, along with fair payments to the SJHN Providers. SJHN plans to act as the contracting agent to review, evaluate and negotiate prepaid or capitated contracts on behalf of the SJHN Providers. Under these contracts, the primary care physicians (i.e., pediatrics, family practice and general internal medicine) and perhaps certain of the specialist physicians will be compensated by a monthly capitation (i.e., fixed payment per subscriber per month) that will require each physician to assume the risk of providing the medical care needed by the subscribers in the managed care plan that are assigned to the physician. This risk may be shared by SJHN and the physician, or it may be borne by the physician alone. Those physicians who are not capitated also could share in the volume of care risk, because a portion of the fee-for-service payments that they will receive may be withheld in risk pools.

        The initial invitation to join SJHN as a physician provider was extended only to SJPA stockholders. To date, approximately 162 physicians have been credentialed. To be competitive in the capitated managed care business, the ratio of primary care physicians to specialist physicians must be strictly controlled. On an ongoing basis, the physician representation on SJHN's panel is reviewed and evaluated to determine if any additional primary care physicians or specialists are needed. The Company expects that, if a decision is made that additional physicians are needed, then invitations will be made only to SJPA stockholders; provided, that, if a need is identified for an additional physician-provider that cannot be filled by an SJPA stockholder, SJHN has the discretion to allow a physician who is not an SJPA stockholder to participate in the network.

        In 1996, a PHO Director was hired, as well as a PHO Coordinator and a Provider Relations Representative, to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. It is anticipated that four additional staff persons will be hired by July 1, 1997.

        Management

        The bylaws of SJHN prescribe a Board of Directors for SJHN composed of nine (9) persons, including five physicians (three primary care physicians and two specialists) and four hospital representatives. The bylaws of SJHN state that the Executive Director of SJPA shall serve as an ex-officio board member of SJHN. In addition, an executive director has been hired to be responsible for SJHN, who also serves as the executive director for SJP and the PHO. This executive director will also serve as an ex-officio board member. Current members of the Board of Directors of SJHN are:

        Physician Representatives (1)            Hospital Representatives (2)
        -----------------------------            ----------------------------
        Todd Rosenthal, M.D.                     Isaac Mallah
        Cres Rodriguez, M.D.                     Gary Chawk
        Vijay Diwadkar, M.D.                     Gilbert Pitisci, M.D.
        Jack Mezrah, M.D.                        Charles Scott
        Steve Ferzoco, M.D.

--------------
(1) The Physician Representatives are all stockholders in the Company, but do not currently serve on the Board of Directors of the Company.

(2) See the discussion above relating to management of the PHO for information regarding the Hospital Representatives.

        Todd Rosenthal, age 41, received his M.D. degree from the University of Miami. Since 1984, Dr. Rosenthal has engaged in the private practice of medicine in Tampa, Florida specializing in Internal Medicine. Dr. Rosenthal is a holder of a provider contract with SJP.

        Cres Rodriguez, age 48, received his M.D. degree from the University Central de Santo Pedro in the Dominican Republic. Since 1990, Dr. Rodriguez has engaged in the private practice of medicine in Tampa, Florida specializing in Internal Medicine. Dr. Rodriguez is a holder of a provider contract with SJP.

        Vijay Diwadkar, age 47, received his M.D. degree from the Topiwala National Medical College in India. Since 1983, Dr. Diwadkar has engaged in the private practice of medicine in Tampa, Florida specializing in Family Practice. Dr. Diwadkar is a holder of a provider contract with SJP.

        Jack Mezrah, age 68, received his M.D. degree from Emory University. Since 1961, Dr. Mezrah has engaged in the private practice of medicine in Tampa, Florida specializing in Gynecology. Dr. Mezrah is a holder of a provider contract with SJP.

        Steve Ferzoco, age 47, received his M.D. degree from Tufts Medical School. Since 1981, Dr. Ferzoco has engaged in the practice of medicine in Tampa, Florida specializing in Radiology. Dr. Ferzoco's group practice is a holder of a provider contract with SJP.

        Financial Matters

        In 1995, applications and credentialing fees were received from approximately 130 physicians expressing an interest in joining SJHN, and an additional 32 physicians applied and were credentialed in 1996. A portion of the costs associated with the PHO Director and staff hired in January, 1996 were attributable to SJHN's operations, and significant administrative and start-up costs were incurred in 1996. In 1996, the $241,300 in membership fees received from the physicians and the Hospital comprising the SJHN Providers were sufficient to cover the start-up and initial administrative costs.

        With the panel of SJHN Providers now credentialed, SJHN will begin accepting capitation payments on a per member per month basis in the second quarter of 1997. It is anticipated that more than 2000 persons will be enrolled under capitated contracts between SJHN and one or more managed care organizations by the end of 1997. A significant portion of the capitation payments will be allocated to paying the SJHN Providers for healthcare services to be rendered to the members of the managed care organizations which contract with SJHN. Initially, it is anticipated that primary care physicians will be paid on a capitated basis, pursuant to which the primary care physicians will assume the risk for all primary care medical services performed for the applicable members, while specialist physicians will be paid on a discounted fee-for-service basis. The Hospital (and any other hospital that becomes an SJHN Provider) will be paid on a negotiated per diem basis for inpatient care, while certain outpatient and ancillary services will be reimbursed pursuant to a negotiated fee schedule. A portion of the revenues received from the per member per month capitation payments received by SJHN also will be allocated to cover administrative expenses.

        In addition to the capitation payments, SJHN also expects to credential additional physician providers in 1997, and this process will generate additional membership fee revenue (although substantially less than in 1996) from the physicians and from the Hospital (see the discussion regarding the membership fees at "ST. JOSEPH'S PHYSICIANS HEALTHCENTER ORGANIZATION, INC. - Financial Matters -- Results of Operations," in Item 1 of this Report, which provisions are hereby incorporated by reference).

        In 1997, in addition to the costs for health care services to be provided to members, SJHN's personnel costs can be expected to increase, because of the additional staff to be hired by July 1, 1997.

        Impact on SJPA

        There can be no assurance that SJHN's revenues will be sufficient to cover its current operating expenses in 1997, particularly given SJHN's lack of experience in handling risk-based (i.e., capitation) compensation and the inherent uncertainty relative to the funding of fee-for-service specialist payments, which are dependent upon utilization. Additional liquidity for SJHN also is expected to be received from other sources, including possible equity contributions from the PHO and/or from others, and borrowings. In this regard, the Company might find it appropriate to assist the PHO to provide funds to SJHN to be used to cover its working capital needs. The amount of such funding has not been determined at this time. It is expected that the Company's contribution to such funding will be determined after taking into account the Company's available liquidity and its other anticipated cash needs.

ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD.

        Nature of the Company's Interest

        The Same-Day Surgery Center Partnership was organized on May 19, 1987 to develop and operate an outpatient surgery center (the "Same-Day Surgery Center Facility") in the Medical Arts Building which is located on the campus of the Hospital and is owned by an affiliate of the Hospital Corporation. San Damiano Enterprises, Inc., a Florida not-for-profit corporation and an affiliate of the Hospital Corporation ("San Damiano") is the non-managing general partner of the Same-Day Surgery Center Partnership, owning a forty-eight percent (48%) partnership interest therein, and the PHO owns a four percent (4%) interest as the managing general partner of the Same-Day Surgery Center Partnership (the remaining interests being held by the limited partners). Prior to the redemption of Enterprises' preferred stock in the PHO on January 31, 1997, the Company owned approximately a 22.22% interest in the PHO, and therefore approximately a 0.88% indirect interest in the Same-Day Surgery Center Partnership by virtue of the PHO's 4% interest therein. As a result of the redemption of the preferred stock in the PHO, as of January 31, 1997 and thereafter, the Company owns a fifty percent (50%) interest in the PHO, and thus a 2% indirect interest in the Same-Day Surgery Center Partnership by virtue of the PHO's 4% interest therein. Also as indicated above, the Company owns five limited partnership shares in the Same-Day Surgery Center Partnership, amounting to a direct 6% ownership interest.

        Business

        The Same-Day Surgery Center Facility is an outpatient surgery center. The services offered include gastroenterology and outpatient surgery including general surgery, ophthalmology, otolaryngology, orthopedics, gynecology (excluding abortions and sterilizations), urology, and plastic surgery. The services of the Same-Day Surgery Center are available to patients of local physicians on a referral basis. Revenues are derived from billing Medicare, Medicaid, other third party payors and patients the portion to be paid by each. The PHO, as the managing general partner, is the only partner with management authority and is responsible for overall management of the affairs of the Same-Day Surgery Center Partnership.

        The Same-Day Surgery Center Partnership has entered into a management agreement with St. Joseph's Health Care Center, Inc. ("HCC"). HCC is the 100% owner of San Damiano, a 48% non-managing general partner of the Same-Day Surgery Center Partnership. The management agreement provides for a management fee of 2.5% of gross revenues. Services provided under the management agreement include management of the day-to-day operations of the Same-Day Surgery Center Facility by a full-time on-site HCC employee, data processing systems and support, personnel administration, accounting services, and various other administrative services. In addition, HCC provides billing and collection services for 5% of net revenues. The Same-Day Surgery Center Partnership also has entered into agreements with anesthesiologists and other professionals to provide medical services.

        The Same-Day Surgery Center is in competition with three similar facilities in Hillsborough County. One such facility is within a short distance of the Same-Day Surgery Center and offers most of the same services. The other similar facilities are located more than 10 miles away. The Same-Day Surgery Center also competes with a nearby outpatient ophthalmic surgery facility. In addition to existing free-standing centers, the Same-Day Surgery Center faces competition from hospital-based programs, including both a program at the Hospital to which the space occupied by the Same-Day Surgery Center Facility is connected and a program at St. Joseph's Women's Hospital, a hospital located across the street from the Same-Day Surgery Center Facility.

        Facilities and Equipment

        The Same-Day Surgery Center Partnership leases from Franciscan Properties, Inc., a wholly owned subsidiary of HCC and an affiliate of the Hospital Corporation, approximately 17,000 net square feet on the first floor of the St. Joseph's Medical Arts Building on the campus of the Hospital. The Same-Day Surgery Center Partnership exercised its option to renew the lease for five years and the lease now expires on February 28, 1998. The lease grants to the Same-Day Surgery Center Partnership an additional option to renew for one additional five (5) year term. The rent paid by the Same-Day Surgery Center Partnership currently amounts to $626,172 annually (as of December 31, 1996, the rent was $600,214 annually and was adjusted for cost of living and additional build-out amortization in 1997), plus sales tax, and is subject to periodic escalations based on increases in the Consumer Price Index.

        The facility includes the leasehold and improvements providing six operating suites, three endoscopy rooms, one treatment room, one stereotactic breast suite, one pre-operative assessment area, one post anesthesia recovery room with phases I and II, a stage II pediatric recovery area and support facilities such as waiting areas, physician reading rooms, offices, medical records and business office. The Same-Day Surgery Center Facility is an outpatient facility designed to create a comfortable, noninstitutional environment that will be efficient and convenient for both patients and physicians.

        Financial Matters

        Results of Operations. During 1996, the Same-Day Surgery Center performed 10,800 procedures and generated approximately $9.6 million in net patient service revenues and a net income of approximately $2.5 million. The Same-Day Surgery Center Facility experienced a growth in volume of 2.6% in 1996.

        Liquidity. At December 31, 1996, the Same-Day Surgery Center Partnership held approximately $780,000 in cash, which accounted for 19% of total assets. In 1996, the Same-Day Surgery Center Partnership generated approximately $177,428 of cash per month after paying expenses and debt service. There can be no assurance that such level of cash flow will continue.

        Beginning with the period commencing on July 1, 1991, and for each fiscal year of the Same-Day Surgery Center Partnership thereafter, an assessment equal to 1.5% of the partnership's net revenues is being collected to fund indigent care in Florida.

        The Company is not aware of any other reason that the level of cash flow for the Partnership should change in the immediate future, except to the extent that any distributions are made, or if additional Florida or federal legislation is passed which could affect reimbursement rates or impose additional compliance expenses or managed care contractual changes that impact reimbursement. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. During 1996, the Same-Day Surgery Center Partnership declared approximately $2.6 million in distributions to limited and general partners. This included $154,080 declared payable to the Company in respect of its five limited partner units, as well as a distribution of $102,720 declared payable to the PHO in its capacity as managing general partner. In April 1997, the Same-Day Surgery Center Partnership will distribute approximately $389,700 to partners of record on March 31, 1997. Of this amount, $23,380 will be distributed to the Company in respect of its five limited partner units, and $15,587 will be distributed to the PHO in its capacity as managing general partner.

        Capital Resources. At December 31, 1996, the Same-Day Surgery Center Partnership had approximately $2.5 million in partners' equity. This represented capital contributions from the general partners, 40 limited partner shares and accumulated earnings.

        The Same-Day Surgery Center Partnership has long-term debt consisting of a line of credit with HCC, payable in monthly installments with interest at the prime rate, and a capital lease with an unaffiliated vendor for equipment, payable in thirty-six (36) monthly installments of principal plus accrued interest at the annual rate of 8.25%. At December 31, 1996, the aggregate balance of the HCC line of credit and the capital lease was approximately $652,000.

        In 1996, the Same-Day Surgery Center Partnership completed capital additions and replacements of approximately $298,000 in replacements and upgrades, approximately $283,000 of which amount relates to equipment obtained through the capital lease with an unaffiliated vendor discussed in the preceding paragraph. The additional $15,000 in equipment was purchased with available cash.

        The Same-Day Surgery Center Partnership plans capital expenditures in 1997 of approximately $160,000 in equipment and instrumentation replacements and upgrades, which are expected to be funded through additional borrowings.

        Impact on SJPA

        The Company is affected indirectly by the Same-Day Surgery Center Partnership through its investment in the PHO, which is the 4% managing general partner of the Same-Day Surgery Center Partnership. The PHO accounts for its investment under the equity method, because of the PHO's ability to exercise significant influence over the Same-Day Surgery Center Partnership.

        SJPA accounts for its 50% common stock investment in the PHO on the equity method. In 1996, because of the existence of the PHO's cumulative preferred stock, SJPA benefitted only up to 22.22% in the earnings of the PHO and indirectly up to 0.88% of the net income of the Same-Day Surgery Center Partnership. Beginning February 1, 1997 and thereafter, SJPA benefits up to 50% in the earnings of the PHO and indirectly in up to 2% of the net income of the Same-Day Surgery Center Partnership.

        In addition, as indicated above, SJPA owns five limited partner units in the Same-Day Surgery Center Partnership. Revenue on the units will only be recorded by SJPA upon declaration of distributions or a gain upon sale of the units. SJPA actually received $159,560 in cash in partnership distributions in 1996 in respect of the five units it owns. SJPA also has received an additional $61,900 in cash during 1997 in respect of the five units.


HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC.
d/b/a St. Joseph's Home Health Services

        Nature of SJPA Interest

        SJPA owns 50% (4,000 shares) of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc., d/b/a St. Joseph's Home Health Services ("SJHHS"). The difference between the Company's cost of acquisition and its equity in the net liabilities of SJHHS was approximately $84,000 at the acquisition date (approximately $68,468 at December 31, 1996) and is being amortized using the straight-line method over 40 years as a reduction of equity in net earnings of investees. The other 50% is owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), a wholly owned subsidiary of HCC.

        Business

        SJHHS primarily provides medical services in the homes of patients. These services include nursing services by registered nurses ("RNs") and licensed practical nurses ("LPNs"), personal care services, custodial and companion services by home health aides, and other ancillary services, such as infusion therapy.

        On October 1, 1991, SJHHS signed a medical director's agreement with Charles E. Cernuda, M.D., a physician who is a stockholder in, formerly was a member of the Board of Directors, and currently serves as the Executive Director of the Company.

        Since July 1, 1991, SJHHS has been and continues to be managed under a management agreement with HCC who replaced ServiceMaster Home Health, Inc. The agreement with HCC provides for a management fee based upon the gross revenues of SJHHS.

        SJHHS is in competition with a number of home health agencies, IV infusion companies, oxygen therapy companies, and temporary staffing agencies throughout Hillsborough County. Due to the large number of companies competing in the market, the Company believes that no one company has a dominant position in the market.

        Management

        The members of the Board of Directors of SJHHS are elected by the vote of its stockholders, the Company and SJAS. Current members of the Board of Directors of SJHHS are:

        Company's Representatives(1)            SJAS's Representatives(2)
        ----------------------------            -------------------------
        Thomas Mawn, M.D.                       Isaac Mallah
        Norman Castellano, M.D.                 Charles Scott
        Bruce Edgerton, M.D.                    Revonda Shumaker

------------------
(1) See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May, 1997.

(2) See the discussion above relating to management of the PHO for information regarding SJAS's representatives.

        Financial Matters

        Results of Operations. For the year ended December 31, 1996, SJHHS generated a pre-tax income of $361,455 on net revenues of $3.1 million. The significant increase in net income for 1996 was the result of an increase in home care and intravenous therapy services rendered (and resulting increased revenues).

        Health care reform legislation has been enacted by the Florida Legislature over the past several years and a statute prohibiting physician referrals for certain "designated health services" (including, among others, clinical laboratory and physical therapy services) became effective on October 1, 1994. Similar federal legislation became effective on January 1, 1995 which prohibits a physician from referring a Medicare or Medicaid patient for home health services, physical therapy services, occupational therapy services, parenteral and enteral nutrients, equipment and supplies to any entity in which the physician directly or indirectly owns a financial interest. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. In response to this Florida and federal legislation, clinical laboratory services, rehabilitation services and all services provided by SJHHS to Medicare and Medicaid patients were transferred out of SJHHS. Elimination of those services resulted in a significant decrease in net income on an ongoing basis, as compared to operations prior to 1995.

        In addition, SJHHS has been able to minimize its general and administrative expenses by sharing office space and personnel, and the costs associated therewith, with St. Joseph's Hospital Home Health Care, a home health agency that is operated as a division of the Hospital Corporation primarily for Medicare and Medicaid patients ("SJHHH"). Based upon its interpretation of various Medicare and Medicaid laws and regulations, the Hospital Corporation has proposed that SJHHH and SJHHS no longer share office space and personnel. The Company has not yet determined how it will respond to this proposal by the Hospital Corporation. There can be no assurance that the Company and the Hospital Corporation will be able to reach a mutually satisfactory resolution concerning the termination or continuation of the expense sharing arrangements. If SJHHS must assume the full costs of renting an office and paying the full costs of its personnel, such additional costs will significantly affect the profitability of SJHHS, and there can be no assurance that the revenues of SJHHS will be sufficient to cover these increased costs.

        Liquidity. At December 31, 1996, SJHHS held approximately $430,000 in cash. The current ratio of 2.57 indicates the strong liquidity position of SJHHS at December 31, 1996. It is believed that this liquidity position coupled with anticipated additional liquidity from future operations will be sufficient to fund anticipated capital needs over the near term, although the termination of the expense sharing arrangement with SJHHH could have a significant adverse effect on SJHHS' cash reserves if, as a result of such termination, SJHHS's current revenues cannot cover its current costs.

        The Board of Directors of SJHHS approved a dividend distribution in 1996 of $190,000.

        Capital Resources. At December 31, 1996, SJHHS had approximately $1,073,000 in stockholders' equity. This represented $80,000 in stock and $993,000 in accumulated earnings.

        Impact on SJPA

        SJPA recognizes its investment in SJHHS on the equity basis. Thus it recognizes 50% of the net income of SJHHS. For the year ended December 31, 1996, SJPA recognized approximately $110,000 in earnings from its interest in SJHHS, after making certain adjustments to properly reflect the equity basis of accounting.


ITEM 2.       PROPERTIES.

        The Company does not own any tangible property, either real or personal. The Company's principal assets are its investments in other entities, and the Company does not have any present plans to acquire any significant properties other than interests in other entities. Although the entities in which the Company owns interests do own significant properties, and although the Company does exercise some degree of indirect control over the management of those entities and their properties, as discussed elsewhere in this Report, the Company does not directly own or control any such properties.


ITEM 3.       LEGAL PROCEEDINGS.

        Limiting Fee Schedule Litigation

        On July 10, 1992, the Company joined several other entities in filing a lawsuit in state court against the State of Florida seeking a declaratory judgment on the constitutionality of the limiting fee schedule on entities that provide specified "designated health services" that was included in the Patient Self-Referral Act of 1992 passed by the Florida Legislature in March, 1992, and requesting that an injunction be granted to stop the enforcement of the limiting fee schedule. The fee limits originally were scheduled to take effect on July 1, 1992, but enforcement was temporarily restrained by an order of the United States District Court for the Northern District of Florida in a separate lawsuit filed by unrelated parties (the "Federal Case"). The state court action was filed as a protective measure, in case the federal court in the Federal Case (which agreed to hear the case and rule quickly) upheld the constitutionality of the fee limits. The state court action was one of several (the others being filed by unrelated parties) that were filed in the Circuit Court of the Second Judicial Circuit, Leon County, Florida, all of which cases were consolidated under the name Physical Therapy Rehabilitation Center of Coral Springs, Inc. v. State of Florida (the "State Case"). Shortly after the lawsuit in which the Company is a party was filed, the United States District Court for the Northern District of Florida, in the Federal Case, struck down the fee limits as an unconstitutional violation of the Equal Protection Clause of the United States Constitution, and entered an injunction against enforcement. The state court hearing the State Case then entered a temporary injunction against enforcement, based upon the injunction entered in the Federal Case.

        The injunction entered in the Federal Case was appealed to the United States Eleventh Circuit Court of Appeals, and, on February 15, 1994, the Eleventh Circuit Court of Appeals reversed the trial court, holding that the fee limits do not violate the Equal Protection Clause of the United States Constitution. A motion for reconsideration was filed with the Eleventh Circuit Court of Appeals, and that motion was denied in April 1994. Subsequently, a petition for certiorari was filed with the United States Supreme Court, but the Supreme Court subsequently denied certiorari. As a result, the decision of the Eleventh Circuit Court of Appeals on the constitutionality of the fee limits under the Equal Protection Clause of United States Constitution stands.

        In the meantime, as a result of the Eleventh Circuit Court Appeal's reversal of the federal trial court, the Florida Agency For Health Care Administration ("AHCA") decided to actively pursue the State Case. AHCA went back to the state trial court and argued that (1) there is no independent basis for the state temporary injunction and (2) in any event, the state temporary injunction should not be entered unless every party who would be protected by the injunction files a bond with the state trial court. On June 23, 1994, the trial court ruled that its temporary injunction would stay in place, but anyone wanting the protection of the injunction would need to post a $1,000 bond.
AHCA was not pleased with these decisions, and it filed an appeal with the Florida First District Court of Appeals on July 18, 1994.

        The state trial court continued to review various motions that were filed by the plaintiffs, and, on July 7, 1994, the state trial court declared the limiting fee schedule unconstitutional, under the Florida Constitution, for providers of the "designated health services" specified in the Patient Self-Referral Act of 1992 (other than providers of radiation therapy services). AHCA filed an appeal of this decision with the Florida First District Court Appeals on August 8, 1994. The Florida First District Court of Appeals ruled that, because the state trial court's original June 23, 1994 order was already subject to appeal, the trial court did not have jurisdiction to enter its July 7, 1994 ruling on unconstitutionality. As a result, all that remained for review by the Florida First District Court of Appeals was the appeal of the state trial court's June 23, 1994 ruling.

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

        Oral argument in the State Case originally was scheduled before the Florida First District Court of Appeals on June 29, 1995. However, the Court canceled the oral argument and, instead, scheduled an attorneys' conference to determine how best to resolve the multiple appeals relating to the State Case and the Kagan decision. As a result of the attorneys' conference, the First District Court of Appeals entered a new order that (1) allowed the state trial court to enter a new order in the State Case (replacing the original July 7, 1994 decision) declaring the limiting fee schedule unconstitutional, under the Florida Constitution, and (2) consolidated all of the appeals into one case.

        Under the new order of the First District Court of Appeals, the issues in the appeal were framed as (1) whether the limiting fee schedule is unconstitutional under the Florida Constitution, (2) whether the limiting fee schedule is an unlawful delegation of legislative authority, and (3) if the limiting fee schedule is deemed constitutional and not an unlawful delegation of legislative authority, then whether the state trial court's June 23, 1994 ruling should be modified or dissolved. In an opinion filed on January 4, 1996, the First District Court of Appeals ruled that the limiting fee schedule is unconstitutional under the Florida Constitution and should be stricken from the Patient Self-Referral Act of 1992. AHCA filed an appeal of this decision with the Florida Supreme Court.

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

        For further discussion regarding the Patient Self-Referral Act of 1992, see the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into discussion under this Item 3.

        Declaratory Statement Action With Respect to SJHHS

        The language of the Patient Self-Referral Act of 1992 is ambiguous in many respects. One such ambiguity can be found in the definition of an "investor," which relates to whether a stockholder in SJPA is deemed indirectly to be an "investor" in the Same-Day Surgery Center Partnership or SJHHS. A provision of the Patient Self-Referral Act of 1992 allows a person or an entity that could be affected by the prohibitions included in the Patient Self-Referral Act of 1992 to request that AHCA, or the applicable professional board under the Florida Department of Business and Professional Regulation, issue a declaratory statement defining how the applicable state agency interprets an ambiguous provision of the Patient Self-Referral Act of 1992. Using this procedure, a Petition for Declaratory Statement was filed by Charles
E. Cernuda, M.D. and SJPA (the "Declaratory Statement Action"), seeking an interpretation from the Board of Medicine of the

Department of Business and Professional Regulation (the "Board") on whether a stockholder in SJPA is deemed to indirectly be an "investor" in SJHHS, thereby prohibiting the stockholder in SJPA from referring a patient to SJHHS for physical therapy services, occupational and speech therapy services or clinical laboratory services that are rendered as an incident to other home health services provided by SJHHS.

        In a Final Order issued on March 16, 1995, the Board of Medicine ruled that the definition of "investor" should be broadly interpreted and concluded that each stockholder's investment interest in SJPA results in such stockholder also being an "investor" in SJHHS (by virtue of SJPA's ownership of 50% of the outstanding stock of SJHHS). Accordingly, the Board concluded that the stockholders of SJPA are subject to the absolute prohibition for referrals to SJHHS for the "designated health services" that are specified in the Patient Self-Referral Act of 1992. For further discussion regarding the Patient Self-Referral Act of 1992, see the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 3.

        To the knowledge of the Company's management, there are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, or its Partially Owned Operations, to which the Company or any of its Partially Owned Operations is a party or of which any of their property is the subject.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                   PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL

        No Market for the Company's Stock

        There are substantial limitations on the ownership and transfer of the Company's Common Stock. Accordingly, there has never been nor will there ever be (unless there are substantial revisions to the Company's Articles of Incorporation and Bylaws) any public or other market for the Company's Common Stock.

        Due to restrictions in the Bylaws, there is no market in the Common Stock, except for repurchase by the Company at a price equivalent to current book value. All shares of the Company's Common Stock that are issued and outstanding were purchased directly from the Company. Shares sold to date include the nine shares sold to the Company's nine initial stockholders shortly after the Company's organization, shares sold in the Company's initial public offering in the third quarter of

1988, an additional 11 shares issued in several transactions not involving a public offering in the third quarter of 1990, all at $1,250 per share, an additional 19 shares issued in several transactions not involving a public offering in the third quarter of 1991 at $1,500 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1992 at $1,750 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1993 at $1,925 per share, an additional 46 shares issued in several transactions not involving a public offering in the second quarter of 1994 at $2,570 per share, an additional 43 shares issued in several transactions not involving a public offering in the second quarter of 1995 at $3,000 per share, and an additional 22 shares issued in several transactions not involving a public offering in the second quarter of 1996 at $3,200.

        Shares have been repurchased by the Company during the second half of 1990 and during 1991, 1992, 1993, 1994, 1995 and 1996, and additional share repurchases are anticipated during 1997. The most recent repurchases were for $3,200 per share, or approximately $1,950 per share more than the original purchase price of such shares.

        Holders

        As of March 31, 1997, there were 433 Common Stockholders of record, each owning exactly one share.

        Dividends

        In 1996, the Company did not declare any dividends on its Common Stock. For the foreseeable future, the Board of Directors generally intends to continue to retain earnings for use in the Company's business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, capital requirements and financial condition, as well as all other relevant factors.

DESCRIPTION OF SECURITIES

        General

        The Company has an authorized capital of 7,500 common shares of one class, $1.00 par value per share. Upon any dissolution or liquidation of the Company, the holders of Common Stock will share pro rata in all assets remaining after the payment of expenses and debts. The holders thereof have no preemptive or conversion rights. Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of the Company's stockholders. Such holders are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available for the payment of dividends.

        Eligibility to Participate in Other Ventures

        An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network, to participate in SJHN's at-risk managed care network, or to invest in the Same Day Surgery Center Partnership.

        Non-Cumulative Voting

        The holders of Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares participating in any election of directors can elect all of the directors to be elected if they so choose, and in such event the holders of the remaining shares will not be able to elect any directors.

        Reports to Stockholders

        The Company furnishes its stockholders upon request with annual reports containing financial statements, as soon as practicable after the end of each fiscal year.

        Restrictions on Transferability

        Shares of Common Stock of the Company are not transferable without the prior written consent of the Company (which consent may be withheld in the sole discretion of the Board of Directors), and such Shares are subject to redemption by the Company under certain circumstances.

        Physician Qualifications

                 General. As provided in the Bylaws of the Company, only individual physicians who are members in good standing of the Active or Senior Active Medical Staff of the Hospital are qualified to be stockholders. A stockholder at all times must satisfy the foregoing requirement unless waived by a vote of two-thirds of the members of the Board of Directors. A stockholder's failure at any time to satisfy such requirement for any reason whatsoever, including death, retirement or disability, will cause a termination of such stockholder's interest and the share of Common Stock held by such stockholder will be redeemed by the Company. In addition, in 1995, the Board of Directors voted to restrict the offering of shares to only those Active and Senior Active members of the Medical Staff of the Hospital who are primary care physicians (i.e. family or general practitioners, general internists and general pediatricians) or specialists who are members of a group in which at least one existing SJPA stockholder also is a part. If additional shares of stock of the Company are sold in 1997, it is possible that similar restrictions on potential investors could be imposed again by the Board of Directors.

        Notwithstanding a physician's satisfaction at any time of such requirement, if a determination is made by two-thirds (2/3) of the members of the Board of Directors that continued qualification of the physician as a stockholder is not in the best interests of the Company, then the physician will not be permitted to acquire or retain any interest in the Company, and there shall then be a mandatory redemption of such stockholder's Common Stock in the Company.

                 Special Consideration for Primary Care Physicians. Historically, physicians have been given the opportunity to become stockholders of the Company during specified offering periods by paying the then applicable purchase price in cash. Recently, a concern was expressed to the Company that many younger primary care physicians (i.e., family practitioners, general practitioners, general internists and general pediatricians) have been deterred from purchasing stock because the purchase price is required to be paid all at once. The Company has recognized the importance of having a substantial number of primary care physicians available in the pool of physicians who may participate in the preferred provider network offered by SJP, in the network offered by SJHN or for other managed care ventures in which the Company may become involved in the future. As an inducement for primary care physicians, the Company has decided that, any time an offering of Common Stock is to proceed, primary care physicians may be given the option by the Company's Board of Directors, of either paying the entire purchase price for a share of stock at the time of purchase or making three annual installments (without interest) of the purchase price. This special consideration may be given only to primary care physicians, as classified by the Company; all other physicians will be required to pay the purchase price in cash all at once before shares of stock may be issued to such other physicians.

        Procedure for Redemption and Termination of Interest

        The redemption price of each share of Common Stock redeemed pursuant to mandatory redemption will be the adjusted book value per share as of the end of the fiscal quarter immediately preceding the date on which the Company receives notice of the mandatory redemption event.

        If any stockholder, for any reason other than a mandatory redemption event, desires to terminate the stockholder's interest in the Company and offers to transfer such stockholder's share to the Company, then the Company will be obligated to accept the transfer to the Company of such stockholder's share. The price and the terms of payment, if any, for each such share accepted by the Company will be determined by the Board of Directors in its sole and absolute discretion, within thirty (30) days after receipt by the Company of the certificate representing the share transferred to the Company. No stockholder will have the right to require the Company to pay anything to the stockholder upon termination of the stockholder's interest for any reason other than a mandatory redemption event. Accordingly, the stockholder may lose the entire purchase price paid for the share.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following table sets forth, for the periods indicated, selected financial data with respect to the Company:

                                                                YEAR ENDED DECEMBER 31,
                                      1996              1995             1994             1993          1992
                                      ----              ----             ----             ----          ----
Equity in net earnings of
 investees                          $146,911           $ 16,402        $228,891       $181,053        $ 99,817

Income before
  cumulative effect of a
  change in accounting
  principle                          133,111             63,068         149,135        192,379         171,750

Cumulative effect of a
  change in accounting
  principle                              -0-                -0-             -0-          8,951             -0-

Net income                           133,111             63,068         149,135        183,428         171,750


Income per common share:

    Income before
      cumulative effect                  307                154             402            599             646

    Cumulative effect                    -0-                -0-             -0-             28             -0-

    Net income                           307                154             402            571             646

Total assets                       1,584,002          1,406,982       1,216,228        966,452         682,321

Long-term obligations                    -0-                -0-             -0-            -0-             -0-

Cash dividends declared
  per common share                       -0-                -0-             -0-            100             100


        Because there exist material uncertainties as to matters that could affect the Company, the data reflected above may not be indicative of the Company's future financial condition or results of operations. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 6.

        1996 vs. 1995

        In 1996, revenues increased as a result of the increase in the profitability of the PHO and SJHHS. The increase in the profitability of the PHO is a result of (1) an decrease in expenditures for the evaluation and implementation of new ventures and (2) the receipt of significant one-time membership fees paid to SJHN by the physicians and the Hospital which were credentialed and became SJHN Providers. It is anticipated that SJHN will receive additional membership fees in 1997 as well, although not as much as in 1996. After 1997, it is anticipated that SJHN will not receive any significant membership fees, as its panel is expected to have stabilized (see the discussion regarding the membership fees at "ST. JOSEPH'S PHYSICIANS HEALTHCENTER ORGANIZATION, INC. - Financial Matters -- Results of Operations," in Item 1 of this Report, which provisions are hereby incorporated by reference). The increase in the profitability of SJHHS is the result of a significant increase in home care revenue and intravenous therapy revenue in 1996 as compared to 1995.

        Expenses increased in 1996 because of the payment by the Company, without reimbursement, of the Executive Director's salary (prior to 1996, the PHO reimbursed the Company for the amount of such salary). It is anticipated that general and administrative expenses will increase in 1997, because of additional expenditures relating to bookkeeping and administrative expenses that previously were provided without charge by HCC.

        1995 vs. 1994

        In 1995, revenues decreased as a result of the (1) decrease in the profitability of the PHO and SJHHS due to the effect of legislation prohibiting physicians with an investment interest in SJHHS from making referrals for laboratory, rehabilitation and other services, the divestiture by the PHO in 1994 of its 4% ownership interest in St. Joseph's Diagnostic Center, Ltd., and the significant expenditures incurred by the PHO during 1995 for the evaluation and implementation of new ventures, offset in part by (2) (a) a slight increase in the distribution income received from the units held in the Same-Day Surgery Center Partnership, and (b) an increase in interest income resulting from increased cash balances and increased interest rates.

        General and administrative expenses decreased significantly as a result of a decrease in expenditures for consulting services relating to the evaluation of new ventures and for legal expenses for legislative activities. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at levels consistent with 1995.


LIQUIDITY AND CAPITAL RESOURCES

        Shortly after its organization, the Company's nine founding stockholders each purchased one share of Common Stock in the Company for $1,250 per share. An additional 202 shares of Common Stock were sold for the same amount in the Company's initial public offering, conducted in the period from August 12, 1988 through December 31, 1988, bringing the Company's total initial capitalization to $263,750. The following table sets forth information concerning additional shares that have since been issued:

      Year              Shares Issued              Per Share Price          Total Consideration Received
      ----              -------------              ---------------          ----------------------------

       1990                   11                        $1,250                          $ 13,750

       1991                   19                        $1,500                          $ 28,500

       1992                   62                        $1,750                          $108,500

       1993                   62                        $1,925                          $119,350

       1994                   46                        $2,570                          $118,220

       1995                   43                        $3,000                 $119,000 cash plus $10,000
                                                                                        in notes
       1996                   22                        $3,200                 $63,800 cash plus $6,600
                                                                                        in notes


The following table sets forth information concerning share repurchases:

             Time Period                     Shares Repurchased                   Total Amount Paid

         Second half of 1990                           6                                 $ 5,639

         Second half of 1991                           3                                 $ 3,512

         Second half of 1992                           3                                 $ 5,769

         Second half of 1993                           4                                 $ 8,124

         Second half of 1994                           5                                 $13,134

          First half of 1995                           1                                 $ 2,627

         Second half of 1995                           5                                 $15,241

          First half of 1996                           1                                 $ 3,048

         Second half of 1996                          15                                 $45,848

        No dividends were declared in 1996, and no dividends are contemplated in the near future.

        No dividends were received from the PHO in 1996 and no dividends are expected from the PHO in 1997. SJHHS paid $190,000 ($95,000 per shareholder) in aggregate dividends in 1996, and the Board of Directors of SJHHS currently is evaluating whether to declare and pay a dividend in 1997 (none currently is anticipated). All operating cash in 1996 was derived from the distributions with respect to the Company's limited partner units in the Same-Day Surgery Center Partnership. Operating cash in 1997 is expected to be derived from distributions with respect to the Company's limited partnership units in the Same-Day Surgery Center Partnership, from the dividend paid by SJHHS and from cash on hand at the end of 1996. Such cash is anticipated to meet the Company's cash needs during 1997. Further, the Company may elect to conduct a private offering of its

Common Stock in 1997 at a price that will be determined based upon the then per share book value of the Company's stock. See the discussion under the heading "Physician Qualifications" in Item 5 of this report, which discussion is hereby incorporated by reference into the discussion under this Item 6. If additional shares are sold in this fashion, such purchases will reduce the percentage of the Company owned by each shareholder, and thus also the percentage of the net income and net assets attributable to each shareholder.


PARTIALLY OWNED OPERATIONS

        The financial condition, results of operations, liquidity and capital resources of the Company reflect and depend upon the financial condition, results of operations, liquidity and capital resources of the Partially Owned Operations. The discussions of such matters under Item 1 of this Report are hereby incorporated by reference into the discussion under this Item 6.


SPECIAL CONSIDERATIONS

        As with any business venture, there are matters which the Company cannot predict with certainty. Several of these matters are discussed below, some of which already have materialized, and others, if they were to materialize, could have a materially adverse effect on the Company.

        Government Regulation

        Several new laws and regulations affecting the health care business were adopted, at both the state and federal levels, during 1992, 1993, 1994, 1995 and 1996. Healthcare reform legislation was passed by the Florida Legislature during its Session that ended on May 4, 1996, and the United States Congress passed healthcare reform legislation during the third quarter of 1996. Additional healthcare reform currently is being considered by the Florida Legislature during its Session that began on March 4, 1997 and currently is scheduled to continue through the first week in May. Additional health care reform legislation also is being considered in 1997 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, the Partially Owned Operations and the stockholders of SJPA.

        Indigent Care Assessment. New legislation was passed by the Florida Legislature during its 1991 Session to raise additional State revenues to fund health care for the indigent. This legislation imposed an assessment (the "Assessment") equal to 1.5% of the annual "net operating revenues" (gross revenues less expenses of collection and certain contractual adjustments and discounts) of certain specified health care entities. The specified health care entities include: (1) ambulatory surgical centers, (2) clinical laboratories, (3) free standing radiation therapy centers and (4) free standing outpatient diagnostic imaging centers.

        The initial Assessment covered each entity's net operating revenues for the portion of its fiscal year that began on July 1, 1991 through the end of the year, and payment was due on April 30, 1992. The second Assessment, covering net operating revenues for an entity's 1992 fiscal year, was due on April 30, 1993. Beginning July 1, 1993, for an entity's 1993 fiscal year and thereafter, the annual

Assessment is due on a quarterly basis. The Florida Agency for Health Care Administration ("AHCA") is responsible for administration of the Assessment, and it published final regulations relating to the Assessment during 1992.

        An entity subject to the Assessment which fails to file the required reports, or which files incomplete reports, will be subject to a fine not to exceed $1,000 per day for each violation. In addition, a delinquent report, other than a false report, will subject the entity to a fine not to exceed $50 per day for the first violation, $100 per day for the second violation and $500 per day for the third or subsequent violations. Also, if an entity fails to pay the Assessment in a timely manner, it will be subject to a fine not to exceed $100 per day for the first violation, $500 per day for the second violation and $1,000 per day for the third or subsequent violations.

        The Same-Day Surgery Center Partnership is subject to the Assessment. The partnership provided for this accrued expense in its financial statements for the period ended December 31, 1996. See the discussion under "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Financial Matters" in Item 1 of this Report, which provisions are hereby incorporated by reference into this Item 6. The Assessment will adversely impact the cash flow available for distribution to the investors in the partnership, which, in turn, will impact on the cash flow of the PHO and the Company.

        Medicare and Medicaid Fraud and Abuse Safe Harbor Regulations. On July 29, 1991, the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("DHHS") published its final Medicare and Medicaid fraud and abuse safe harbor regulations, and additional final regulations were added on November 5, 1992 (collectively, the "Regulations"). The Regulations, which became effective immediately upon publication, are designed to identify certain arrangements that fall within "safe harbors" and are deemed not to be violations of the Medicare Anti-Kickback Statute (the "Statute"). The Statute is violated by anyone who offers, pays or receives "remuneration" in return for referring (or inducing a referral) or for purchasing, leasing or ordering any business reimbursed under the Medicare or Medicaid Program.

        Any entity that provides health care services and is reimbursed for those services under the Medicare or Medicaid Program is subject to the provisions of the Statute. SJP currently does not enter into contracts that cover Medicare patients. It is anticipated that SJHN will contract with managed care organizations that are qualified to enroll Medicare or Medicaid patients. Thus, SJHN will be, and the other Partially Owned Operations are, subject to the provisions of the Statute.

        The original Regulations, published on July 29, 1991 established guidelines and standards for eleven different arrangements that, if the guidelines and standards are met, are deemed not to be violations of the Statute (i.e., are "safe harbors"). The arrangements covered include: (1) investments in privately held ventures (such as the Partially Owned Operations), (2) rental of office space, (3) rental of equipment, (4) personal service and management contracts and (5) group purchasing arrangements.

        The additional Regulations, published on November 5, 1992, added two additional safe harbors that were specifically designed to address the relationships between healthcare providers, managed care organizations (i.e., health maintenance organizations and preferred provider organizations), and enrollees in managed care organizations. There safe harbors include protections for: (1) incentives to enrollees (including waiver of coinsurance and deductible amounts), and (2) negotiated price reductions between healthcare providers and managed care organizations.

        Failure to comply with the Regulations does not mean that an arrangement automatically violates the Statute. All of the facts and circumstances of the arrangement must be considered to determine whether a fraud and abuse violation exists. Violation of the Statute is a criminal felony, punishable by fines of up to $25,000 and up to five years in prison. In addition to the potential criminal sanctions, in certain cases the OIG can exclude any physician or other provider from the Medicare or Medicaid Program for a period of five years (or longer in some cases). This exclusionary authority is draconian in effect. Medicare and Medicaid will not pay any amount to an excluded physician, to the patient or to any provider through which services or medications are ordered or prescribed by the excluded physician. The exclusion applies whether or not the physician is "participating" in the Medicare or Medicaid Program, and the right to appeal the exclusion generally arises only after the exclusion has been imposed. The exclusion of one physician also could adversely affect his or her entire group's ability to be paid by Medicare or Medicaid during the period of exclusion.

        The Company has no intention, and it believes that none of the entities responsible for operation or management of any of the Partially Owned Operations intends, to be involved in arrangements that constitute a fraud and abuse violation. The Company believes that the various rental and management contract arrangements to which the various Partially Owned Operations are parties and any group purchasing arrangements in which any of the Partially Owned Operations may participate, comply with the applicable provisions of the Regulations. However, as structured, the Partially Owned Operations that are subject to the Statute (primarily the Same-Day Surgery Center Partnership) will not comply with the guidelines and standards established for investment interests.

        Several laws passed by the United States Congress and regulations issued by the OIG and DHHS since 1992 have added additional sanctions and clarified the application of the Statute and the Regulations. The PHO, SJP and SJHN are continuing to evaluate how these new laws and regulations may impact on their business arrangements and relationships.

        In addition, a number of proposals for federal health care reform are under consideration by the United States Congress. Included in several of the bills proposed by the President and various members of Congress is an expansion of the Statute to cover all health care payors, including Medicare/Medicaid, private insurers, self-insured plans and health maintenance organizations. If the Statute is expanded in this manner, it is anticipated that the concepts underlying the Regulations also will be expanded, and the OIG and DHHS (or another federal regulatory body) will be given authority to enforce the expanded scope of the Statute and Regulations.

        The Company, in conjunction with the various entities responsible for operating and managing the applicable Partially Owned Operations, is continuing to review whether the arrangements could be deemed to constitute fraud and abuse violations under the Statute, both in its current form and with respect to the proposed expansion, and to review the planning options available to limit or avoid the risks. The Company cannot predict whether any of the arrangements would constitute a fraud and abuse violation.

        Finally, in connection with the publication of the Regulations, certain health care entities (including SJHHS) were required to report the names of physician-investors to the Health Care Financing Administration ("HCFA" - the department within DHHS responsible for administering Medicare). Because of the broad definitions included on the reporting form, it was concluded that the names of all stockholders of SJPA should be included as indirect owners of SJHHS. This information is intended to be used in analyzing referral patterns and utilization. The Company cannot predict how the reporting of its stockholders could impact on any individual stockholder.

        The Florida Patient Self-Referral Act of 1992. At the close of its 1992 Session on March 13, 1992, the Florida Legislature passed several bills that apply to the business of health care. One bill that directly impacted on the Company, the Partially Owned Operations and the stockholders of SJPA was known as the "Patient Self-Referral Act of 1992" (the "Patient Self-Referral Act"). It applied new prohibitions, rules and restrictions on the conduct of business by a "health care provider" (defined to include an allopathic physician, osteopathic physician, chiropractor, podiatrist, optometrist and dentist) and any other "entity" (defined to include an individual, partnership, firm, corporation or other business entity) that provides any health care services in Florida.

        The applicable provisions of the Patient Self-Referral Act:

        (1) absolutely prohibit a referral by a health care provider for the provision of "designated health services" (clinical laboratory services, diagnostic imaging services, radiation therapy services, physical therapy services and comprehensive rehabilitation services, including speech therapy, audiology, occupational therapy and physical therapy) to an entity in which the health care provider is an investor or has an investment interest;

        (2) prohibit a referral by a health care provider for any other health care item or service to an entity in which the health care provider is an investor or owns an investment interest, unless certain safe harbors are met;

        (3) prohibit an entity from making claims for payment or receiving payment from any individual, third party payor or other entity for a service that is furnished pursuant to a prohibited referral;

        (4) require any entity that furnishes the specified "designated health services" to be licensed by the Florida Agency For Health and Administration ("AHCA");

        (5) require a health care provider to provide written disclosure before referring a patient for any health care service to an entity in which the health care provider has an ownership interest, such written disclosure to include: (a) the existence of the ownership interest in the entity, (b) the name and address of the entity, (c) the patient's right to choose where to have the service rendered (including the entity in which the health care provider owns an interest), and (d) the names and addresses of at least two alternative sources of the item or service;

        (6) require any entity that provides health care services to get the signature of a patient on a written disclosure form before service is rendered, such written disclosure to include: (a) the existence or nonexistence of a financial relationship with the referring health care provider,

        (b) a schedule of typical fees charged by the entity or a written estimate of the fees specific to the patient, (c) the patient's right to choose where to have the service rendered and (d) the names, addresses and telephone numbers of two reasonable alternative sources at which the patient can receive the health care item or service;

        (7) prohibit a health care provider from "marking up" the cost of services purchased by the health care provider from any entity outside of the provider's practice, other than a $2 handling fee (this provision was repealed by the Florida "Health Care and Insurance Reform Act of 1993," discussed below); and

        (8) impose a limiting fee schedule (the "fee cap") on entities that provide the specified "designated health services" (with exceptions for physicians practicing in a group that meets the definition of a "group practice" and for licensed hospitals).

        The limiting fee schedule described in the eighth item above was found to be unconstitutional by the United States District Court for the Northern District of Florida, but the United States District Court was overruled by the United States Eleventh Circuit Court of Appeals. That Federal Case now is over, a petition for certiorari to the United States Supreme Court having been denied. An injunction against the imposition of the limiting fee schedule also was entered by the Circuit Court of the Second Judicial Circuit, Leon County, Florida, which was upheld on appeal to the Florida First District Court of Appeals, and the appeal then was taken before the Florida Supreme Court. No decision had yet been rendered by the Supreme Court when the fee cap was repealed retroactively to its effective date by several bills passed by the Florida Legislature during its 1996 Legislative Session. See the discussion under the heading "LEGAL PROCEEDINGS - Limiting Fee Schedule Litigation" in
Item 3 of this Report, which provisions are hereby incorporated by reference into discussion under this Item 6.

        As originally enacted, the provision of the Patient Self-Referral Act absolutely prohibiting referrals for the specified "designated health services" was to be applicable for referrals made on or after October 1, 1995 by a health care provider who acquired his or her interest in the entity before May 1, 1992. However, the effective date was moved back to October 1, 1994 by the Florida "Health Care and Insurance Reform Act of 1993" (discussed below). If a provider acquires his or her interest in an entity on or after May 1, 1992, then referrals made on or after the effective date of the bill (April 8, 1992) for the specified "designated health services" are absolutely prohibited. The provision limiting referrals for other health care items or services to those complying with the safe harbors was applicable on and after July 1, 1992.

        The prohibition on making claims for payment or receiving payments for a service rendered pursuant to a prohibited referral were effective on July 1, 1992. Licenses were to be required for entities providing the specified "designated health services" on or after April 8, 1992, although regulations for administering the licensing requirements must be specified by the AHCA, and the Company is not aware that AHCA has issued any proposed or final regulations implementing the licensing procedures. The disclosure requirements became effective on April 8, 1992.

        The Company is continuing to review the applicability to the various Partially Owned Operations of each of the specific provisions of the Patient Self-Referral Act that remain in effect.

It is clear that the new law must be analyzed in two ways with respect to each individual stockholder of SJPA. First, if an individual physician owns any direct investment interest (e.g., a limited partnership interest) in any of the Partially Owned Operations, then he or she must apply the rules to his or her specific situation. Second, as described in the Declaratory Statement Action discussed under Item 3 of the Report (which discussion is incorporated herein by reference), the provisions of the Patient Self-Referral Act could be applicable merely because of an individual stockholder's ownership of stock in SJPA (whether or not he or she owns any direct investment interest in any of the Partially Owned Operations).

        However, the Company continues to be unable to resolve to its satisfaction another issue. That is, it is not clear from the language of the Patient Self-Referral Act whether the absolute prohibition will apply to all referrals in which a "designated health service" is involved, or whether the referral must specifically be for a "designated health service." For example, would the absolute prohibition apply to a referral for an item or service that is not a "designated health service" if a "designated health service" is provided as an incident to the provision of the other item or service? The answer to this question would be important, for example, when a patient is referred for ambulatory surgery services to the Same-Day Surgery Center Facility, and clinical laboratory services also are performed as an incident to the provision of ambulatory surgery services. Similarly, physical therapy services or clinical laboratory services might be performed as an incident to the provision of home nursing services by SJHHS. As of this time, it appears that the law would apply only to the specific service which constitutes a "designated health service" (without regard to the other service to be provided).

        The answer to this open issue is important because, as the Board of Medicine ruled in the Declaratory Statement Action, a stockholder in SJPA is absolutely prohibited from referring a patient for "designated health services" to SJHHS.

        The same issue arises for SJHHS under the provision of the Patient Self-Referral Act that prohibits referrals for other health care items and services unless the applicable safe harbors are met. This provision will apply to referrals to SJHHS for services that do not constitute "designated health services," because the referring health care provider is deemed indirectly to be an investor or to own an investment interest in SJHHS by virtue of his or her owning stock in SJPA. Nevertheless, the Company believes that SJHHS will comply with the applicable safe harbors.

        With respect to referrals to the Same-Day Surgery Center Facility, the definition of "referral" under the Patient Self-Referral Act specifically excludes referrals by a health care provider for services provided by a licensed ambulatory surgical center, such as the Same-Day Surgery Center Facility. Thus, the Company believes that the Patient Self-Referral Act does not apply to prohibit or limit referrals to the Same-Day Surgery Center Facility. However, as described above, it is not clear, whether the Same-Day Surgery Center Partnership would be entitled to charge for clinical laboratory services that are provided as an incident to the ambulatory surgery services rendered at the Same-Day Surgery Center Facility.

        With respect to SJP and SJHN, the Company does not believe that these entities provide or will provide health services. Rather, they act to facilitate the direct provision of health services by PPO Providers or SJHN Providers, as the case may be, to the individuals contracting for such services. Accordingly, the Company does not believe that the Patient Self-Referral Act's provisions relating to limitation on referrals would apply to SJP or SJHN.

        If violations of the Patient Self-Referral Act are found, then the applicable entity, and the physician who makes the prohibited referral, could be subject to penalties. The penalties are as follows. Any health care provider who makes a prohibited referral will be subject to disciplinary action by the appropriate board of the Florida Department of Business and Professional Regulation. Any entity or person that presents or causes to be presented a claim for services that were rendered pursuant to a prohibited referral is subject to a civil penalty of not more than $15,000 for each such claim. Finally, any health care provider or entity that enters into a cross-referral arrangement which is designed to circumvent the provisions of the Patient Self-Referral Act will be subject to a civil penalty of not more than $100,000 for each such cross-referral arrangement.

        Any health care provider or entity which fails to make the appropriate disclosures to patients prior to making a referral, or prior to rendering services, as the case may be, will be subject to criminal prosecution for a misdemeanor of the first degree, carrying a fine of up to $1,000 or imprisonment for a period not exceeding one year. In addition, any health care provider who violates the disclosure requirements will be subject to disciplinary action by the appropriate board of the Florida Department of Professional Regulation.

        The Florida Health Care and Insurance Reform Act of 1993. At the close of its 1993 Session on April 2, 1993, the Florida Legislature passed sweeping health care reform legislation that was designed to reduce the spiraling cost of health care and to ensure the availability of affordable health care for all Floridians. The Governor signed the "Florida Health Care and Insurance Reform Act of 1993" (the "Reform Act") into law on April 29, 1993. It still is not clear that the new law will achieve its lofty goals - which are to be met through a combination of changes in the way that health care is offered to the public, tort reform and health insurance reform. Refinements to the law have been made in each of the 1994, 1995 and 1996 Legislative Sessions, but none of the refinements have made substantive changes in the Reform Act's primary provisions.

        The center piece of the Reform Act was the formation during 1993 and 1994 of "community health purchasing alliances" ("CHPAs") which are to contract, on behalf of small employers (with between one and fifty employees), qualified individuals, state employees and Medicaid recipients, directly with groups of health care providers who will group together (either on their own or as PPO or PPO-type panels through HMOs and health insurers) into "accountable health partnerships" ("AHPs") to offer health services (and assume the risks for such care) and negotiate reimbursements with each CHPA on a negotiated bid basis. This "managed competition" model is coupled with the creation of medical practice parameters based upon hospital patient outcomes data and nationally developed practice guidelines (and protection from tort liability for following the parameters) and requirements for health insurance companies to ensure that small businesses and individuals can qualify for and afford health insurance.

        As noted above, the new law also amended the Patient Self-Referral Act in certain respects.

        Various provisions of the Reform Act became effective at different times, ranging from the date that the Governor signed the bill (April 29, 1993) through October 1, 1994. With limited exceptions, the provisions regarding CHPAs and AHPs became effective on July 1, 1993.

        The Company, along with the entities responsible for operation and management of the Partially Owned Operations, is continuing its analysis of the impact of the Reform Act and the various changes that have been made since its enactment. There can be no assurance that the Reform Act, as it is implemented and refined over time, will not have a substantial adverse impact on the amount of revenues received by each of the Partially Owned Operations for specific services rendered.

        The Florida Legislature currently is holding its 1997 Regular Session, and pending legislation, among other things, would expand the scope and applicability of the Reform Act. However, the Company cannot currently predict whether any pending legislation will ever become law, or, if it does, what the impact of the legislation could be on the Company and on the various Partially Owned Operations.

        Medicare-Medicaid Amendments to the Omnibus Budget Reconciliation Act of 1993. In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), which contained a number of provisions affecting the Medicare and Medicaid programs. The primary focus of the Medicare provisions was a reduction in payments to providers (e.g., hospitals), under Medicare Part A, and physicians, durable medical equipment suppliers and other providers of services under Medicare Part B. Taken together, these provisions will reduce the level of reimbursement paid to the Partially Owned Operations with respect to services rendered to Medicare patients, thus reducing the cash flow and profitability of the Partially Owned Operations. In addition, OBRA '93 specified that there would be no inflation updates in Medicare payments for ambulatory surgical center services for fiscal years 1994 and 1995.

        In addition, OBRA '93 extended the scope of the federal prohibition on physicians referring Medicare patients to entities in which they own a financial interest or have a compensation arrangement. Prior to OBRA '93, federal law prohibited referrals to entities in which a physician holds a financial interest or has a compensation arrangement only to referrals for clinical laboratory services. OBRA '93 extended the prohibition to cover referrals for other "designated health services," including (1) clinical laboratory services, (2) physical therapy services, (3) occupational therapy services, (4) radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, (5) radiation therapy services, (6) the furnishing of durable medical equipment, (7) parenteral and enteral nutrients, equipment and supplies, (8) prosthetics, orthotics and prosthetic devises, (9) home health services, (10) outpatient prescription drugs and (11) inpatient and outpatient hospital services. Generally, OBRA '93 prohibits a physician with an ownership or investment interest in or a compensation arrangement with an entity from making referrals to that entity for the furnishing of any of the "designated health services".

        The Company is continuing to review the applicability of the physician referral prohibitions contained in OBRA '93 to the various Partially Owned Operations. It is clear that the prohibitions will apply to most, if not all, of the services provided by SJHHS. It is not clear at this time whether the prohibitions will apply to the services rendered by the Same-Day Surgery Center Partnership. With respect to SJHHS, it no longer provides services to Medicare or Medicaid patients (see the discussions under "HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. - Financial Matters" in Item 1 of this Report, which provisions are incorporated by reference into this Item 6).

        The reductions in payments were effective at various times, ranging from the date that OBRA '93 became effective through January 1, 1994. The extension of the prohibition against physician referrals were effective for referrals made after December 31, 1994 (other than for clinical laboratory services, which prohibition became effective on January 1, 1992).

        Proposed Federal Health Care Reforms. The President recently announced his intention to introduce a bill or bills in the United Stated Congress that would extend the prohibition on physician referrals to also prohibit referrals of patients who are covered by payors other than the Medicare and Medicaid Programs, including private insurers, self-insured plans and health maintenance organizations (the so called "all payors prohibition"). As of this time, it is not clear when or whether any of the proposed bills will be acted upon by the Congress. If implemented, any one or more of these proposed legislative initiatives could have a substantial adverse effect upon the various Partially Owned Operations.

        Uncertainty of Financial Results and Capital Needs

        If the Company and/or the Partially Owned Operations do not meet their goals with respect to revenues, or if their expenses of operation are higher than anticipated, substantial additional funds may be required. Such additional funds may be sought from a number of sources, including issuance of additional shares of Common Stock, sale of investments, and loans from banks or other financial institutions.

        Uninsured Professional Liability Claims

        The health care industry is extremely vulnerable to claims for professional liability. The physicians providing services at the facilities operated by the Partially Owned Operations are required to maintain malpractice insurance coverage in order to protect against liability for medical malpractice which may occur at such facilities. Such facilities also maintain their own professional liability insurance. Although the Company believes that required professional liability insurance policy limits and coverage of staff are adequate, there can be no assurance that any of the Partially Owned Operations will not be subject to a professional liability claim. Any such liability could have a material adverse effect on the business and financial condition of the Company.

ITEM 7.          FINANCIAL STATEMENTS.

        Financial statements meeting all applicable requirements are included in this report immediately following Item 13 hereof.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III


ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

QUALIFICATION AND ELECTION

        The Bylaws of the Company provide that the Board of Directors is to be composed of nine of its stockholders, consisting of four stockholders representing surgery specialties, four stockholders representing non-surgery specialties and one stockholder who is a Hospital based physician. The directors are to serve staggered terms of four years each. The directors representing non-surgery specialties are to be selected from the Hospital's Departments of Internal Medicine, Family Practice, Pediatrics and Psychiatry; provided, however, that at least one primary care physician at all times is to serve on the Board of Directors. The directors representing surgery specialties are to be selected from the Departments of General Surgery, Cardiac Surgery, Ophthalmology, Otolaryngology, Orthopedics and Urology; provided, however, that at least one general surgeon at all times is to serve on the Board of Directors.

        Directors are nominated by a Nominating Committee, whose members consist of the members of the Executive Committee. The Executive Committee is comprised of the Chairman of the Board, the President and one additional director. Nominations in addition to those made by the Nominating Committee may be made by petition signed by at least 25% of the Company's stockholders. The officers of the Company, except for the Chairman of the Board, are selected every two years, to serve two-year terms, at the Annual Meeting of the Board of Directors. The Chairman of the Board is not elected; instead, the President succeeds to the office of Chairman of the Board.

        The Bylaws of the Company require that all officers must be directors, and that the officers at all times must be equally divided between representatives of surgery specialties and representatives of non-surgery specialties, except that one office may be filled by a Hospital based physician.

        The Bylaws of the Company also require that all directors be shareholders of the Company. In addition, each director representing surgery specialties and each director representing non-surgery specialties must be a "qualified physician" within the given specialty in which he or she practices for the two-year period ending on the date that he or she is nominated as a director. Generally, the term "qualified physician" means a physician who is a member in good standing of the Active or Senior Active medical staff of the Hospital.

DIRECTORS AND OFFICERS

        All of the following individuals are members of the Board of Directors at the present time and have served continuously since the dates of their election shown below. Information regarding the present officers and directors of the Company and specialties represented is as follows:

                                                                Has Served
                                               Principal           As a       Expiration           Office
                                               Occupation        Director     of Term of          Currently
   Name                               Age     or Employment(1)     Since        Office              Held
-----------                           ---     -------------       -------     ----------           ------

Andrew Boyer, M.D.*                   61         Physician         1990          1997             Treasurer
Anthony Brannan, M.D.**               43         Physician         1994          1998             Secretary
Norman Castellano, M.D.*              50         Physician         1994          1998             President
N. Bruce Edgerton, M.D.*              50         Physician         1995          1999             Vice President
Aaron Laden, M.D.***                  48         Physician         1996          1997
Bill Luria, M.D.**                    50         Physician         1996          2000
Benedict S. Maniscalco, M.D.*         55         Physician         1996          2000
Thomas Mawn, M.D.**                   63         Physician         1993          1997             Chairman
Michael Wasylik, M.D.**               54         Physician         1995          1999

------------------------

(1) Each of the directors and officers has been engaged in the practice of medicine in the Tampa, Florida area for the last five years.

*       non-surgery specialties
**      surgery specialties
***     Hospital based

        The following individuals have been nominated for election to four year term positions or one year term positions, as indicated, on the Company's Board of Directors, such election to be held at the Company's upcoming annual meeting of stockholders in May 1997:

   Name                           Age         Occupation      Term of Office
-----------                       ---         ----------      --------------

Lane France, M.D.*                58          Physician       4 years
Allen Miller, M.D.**              47          Physician       4 years
John Rasmussen, M.D.***           41          Physician       1 year

-----------

*       non-surgery specialties
**      surgery specialties
***     Hospital based

        None of the directors (present or nominated) or officers of the Company are related by blood, marriage or adoption.

        Andrew Boyer, M.D., age 61, received his M.D. degree from the University of Iowa. Since 1972, Dr. Boyer has been engaged in the private practice of medicine in Tampa, Florida, specializing in Internal Medicine. Dr. Boyer is a Past President of the Medical Staff at St. Joseph's Hospital. Dr. Boyer also is the holder of a provider contract with SJP and a Director and Vice President of the PHO.

        Anthony Brannan, M.D., age 43, received his M.D. degree from Vanderbilt University School of Medicine. Since 1986, Dr. Brannan has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Brannan is also a limited partner in the Same-Day Surgery Center Partnership and a holder of a provider contract with SJP.

        Norman Castellano, M.D., age 50, received his M.D. degree from the University of Guadalajara. Since 1978, Dr. Castellano has been engaged in the private practice of medicine in Tampa, Florida, specializing in internal medicine. Dr. Castellano also is a Director and President of the PHO, a Director and Vice President of SJHHS and is a holder of a provider contract with SJP.

        N. Bruce Edgerton, M.D., age 50, received his M.D. degree from the University of Florida. Since 1978, Dr. Edgerton has engaged in the private practice of medicine in Tampa, Florida, specializing in gastroenterology. Dr. Edgerton is a holder of a provider contract with SJP and is a Director of SJHHS.

        Lane France, M.D., age 58, received his M.D. degree from Temple University. Since 1971, Dr. France has engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. Dr. France is a holder of a provider contract with SJP.

        Aaron Laden, M.D., age 48, received his M.D. degree from the Medical University of South Carolina. Since 1986, Dr. Laden has engaged in the private practice of medicine in Tampa, Florida, specializing in pathology. Dr. Laden's group practice is a holder of a provider contract with SJP.

        Bill Luria, M.D., age 50, received his M.D. degree from the Far Eastern University in the Philippines. Since 1985, Dr. Luria has engaged in the private practice of medicine in Tampa, Florida, specializing in plastic surgery. Dr. Luria is a holder of a provider contract with SJP.

        Benedict S. Maniscalco, M.D., age 55, received his M.D. degree from Duke University. Since 1976, Dr. Maniscalco has engaged in the private practice of medicine in Tampa, Florida, specializing in cardiology. Dr. Maniscalco is a holder of a provider contract with SJP.

        Thomas Mawn, age 63, received his M.D. degree from Temple University. Since 1969, Dr. Mawn has been engaged in the private practice of medicine in Tampa, Florida, specializing in urology. Dr. Mawn also is a holder of a provider contract with SJP, a Director of the PHO, and a Director and Chairman of SJHHS.

        Allen Miller,. M.D., age 47, received his M.D. degree from McGill University. Since 1979, Dr. Miller has been engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Miller is a holder of a provider contract with SJP.

        John Rasmussen, M.D., age 41, received his M.D. degree from the University of Wisconsin. Since 1989, Dr. Rasmussen has been engaged in the private practice of medicine in Tampa, Florida, specializing in radiology. Dr. Rasmussen is a holder of a provider contract with SJP.

        Michael Wasylik, M.D., age 54, received his M.D. degree from Ohio State University. Since 1975, Dr. Wasylik has engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Wasylik is a holder of a provider contract with SJP.


POTENTIAL CONFLICTS OF INTEREST

        The relationships between the officers, the members of the Board of Directors, the stockholders and the Company are such that the parties are subject to potential conflicts of interest.

        The officers and the members of the Board of Directors will not be required to devote any specific amount of time to the business of the Company, and there may be conflicting and competing demands upon their time and talent that could be detrimental to the Company. However, the officers and the members of the Board of Directors intend to devote sufficient time to discharge their responsibilities to the Company and to the stockholders.

        A potential conflict of interest also exists with respect to any group of ten percent (10%) or more of the stockholders required to offer to the PHO the right to engage in a health care venture pursuant to the right of first refusal provisions in the PHO Agreement. The interests of the Company's representatives on the PHO Board of Directors (or the interests of the Company's Board of Directors in directing its representatives on the PHO Board of Directors) in voting to accept or reject the right to engage in the venture may conflict with the interests of the offering stockholders.

        Notwithstanding the foregoing, the members of the Board of Directors must act as fiduciaries to the Company and to the stockholders in resolving any conflict of interest. Decisions under various state laws, which will govern the affairs of the Company, recognize the rights of stockholders to bring suit against the Board of Directors, on behalf of the Company, when fiduciary duties are violated. When a question has arisen, courts have held that a stockholder may institute legal action on behalf of himself or herself and similarly situated stockholders (a class action), or on behalf of the Company itself (a derivative action), to recover damages for the breach by a director of his or her fiduciary duty.

        The Bylaws of the Company provide that the officers, directors and their employees and agents are to be indemnified against any loss, damage or expense incurred by them and any of the other indemnified parties by reason of any act or omission performed or omitted by them, for or on behalf of the Company in furtherance of its interests. However, this indemnification does not relieve the directors or the other indemnified parties from liability resulting from gross negligence, fraud, or bad faith. As a result of these Bylaw provisions, the stockholders may have more restricted rights of action against the officers and the Board of Directors than would otherwise be the case absent the indemnity provisions.

        As indicated above, certain of the officers and directors of the Company now or in the future may hold various positions with the Partially Owned Operations, with affiliates of the Company, and with businesses in competition with the Company. The holding of such positions could give rise to conflicts of interest. The directors and officers of the Company are not required to resolve any such conflicts in any particular manner, provided that all such conflicts are disclosed to the Company and provided that under certain circumstances a director or officer may choose not to participate in any decision relating to a matter in which such director or officer has an interest.

        The foregoing summary involves a number of technical issues in the fiduciary responsibility area of the law. Any stockholder who believes that a breach of fiduciary duty has occurred should consult his own counsel.


INDEMNIFICATION OF DIRECTORS AND OFFICERS

        Florida corporation law provides that a corporation shall have power to indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, including any appeal thereof, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

        The Company's Bylaws provide that, under certain circumstances, it will indemnify any person who is a party to any litigation or proceeding by reason of the fact that he or she is or was a director or officer of the Company or is or was a member of a Committee of the Company or is or was serving at the request of the Company as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. The Company maintains liability insurance for the benefit of its directors and officers.


ITEM 10.         EXECUTIVE COMPENSATION.

        No compensation has been paid by the Company to any of its directors or officers in their capacities as such in connection with the organization or operation of the Company, or otherwise, and there is no arrangement between the Company and any of such persons that would result in the payment of any compensation to any such person for services in his respective capacity as director or officer. However, on October 1, 1991 the Company engaged Charles
E. Cernuda, M.D., a former director of the Company, as a part-time executive director to handle various administrative matters for the Company. The Executive Director position is not an officer position with the Company. Dr. Cernuda is paid $40,000 annually for his services in such capacity.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

        The Company does not know of any person, either individually or as part of a group, who beneficially owns more than five percent (5%) of the outstanding Common Stock of the Company. The following table sets forth certain information as to the shares of the Company's Common Stock owned of record and beneficially by each officer and director of the Company and by all officers, directors and nominees for directors as a group:


   Title of                Name of Beneficial                   Amount and Nature of              Percent
    Class                       Owner                           Beneficial Ownership              of Class
 ----------              -------------------                    --------------------              --------

Common Stock           Lane France, M.D.**                             1 Share                        *
Common Stock           Andrew Boyer, M.D.                              1 Share                        *
Common Stock           Anthony Brannan, M.D.                           1 Share                        *
Common Stock           Norman Castellano, M.D.                         1 Share                        *
Common Stock           N. Bruce Edgerton, M.D.                         1 Share                        *
Common Stock           Aaron Laden, M.D.                               1 Share                        *
Common Stock           Bill Luria, M.D.                                1 Share                        *
Common Stock           Benedict S. Maniscalco, M.D.                    1 Share                        *
Common Stock           Thomas Mawn, M.D.                               1 Share                        *
Common Stock           Allen Miller, M.D.**                            1 Share                        *
Common Stock           John Rasmussen, M.D.**                          1 Share                        *
Common Stock           Michael Wasylik, M.D.                           1 Share                        *
                                                                       -------                       --

                                                                      12 Shares                   2.77%

*Less than 0.5%
**Nominee for director


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company is not aware of any particular transaction of a type required to be disclosed under this Item 12. However, reference is made to the discussions of the relationships between and among various persons and entities under Item 1 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 12.

                                   PART IV


ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following documents are filed as part of this Report and included immediately following the signature pages.

                 Financial Statements of Issuer

                 -        Report of Ernst & Young LLP dated as of February 21, 1997, as to the financial statements of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1996 and 1995.

                 -        Balance Sheets of St. Joseph's Physician Associates, Inc. as of
                          December 31, 1996 and 1995.

                 -        Statements of Income of St. Joseph's Physician Associates, Inc. for
                          the years ended December 31, 1996 and 1995.

                 -        Statements of Changes in Stockholders' Equity of St. Joseph's
                          Physician Associates, Inc. for the years ended December 31, 1996 and
                          1995.

                 -        Statements of Cash Flows of St. Joseph's Physician Associates, Inc.
                          for the years ended December 31, 1996 and 1995.

                 -        Notes to Financial Statements.


                 Financial Statement of Hospitals' Home Health Care of Hillsborough County, Inc., d/b/a
                 St. Joseph's Home Health Services, an entity 50% or less owned by issuer.

                 -        Report of Ernst & Young LLP dated February 26, 1997, as to the
                          Financial Statements of Hospitals' Home Health Care of Hillsborough
                          County, Inc., d/b/a St. Joseph's Home Health Services, for the years ended December 31, 1996 and 1995.


                 -        Balance Sheets of Hospitals' Home Health Care of Hillsborough County,
                          Inc., d/b/a St. Joseph's Home Health Services, as of December 31,
                          1996 and 1995.

                 -        Statements of Income of Hospitals' Home Health Care of Hillsborough
                          County, Inc., d/b/a St. Joseph's Home Health Services, for the years ended December 31, 1996 and 1995.

                 -        Statements of Changes in Stockholders' Equity of Hospital's Home
                          Health Care of Hillsborough County, Inc., d/b/a St. Joseph's Home
                          Health Services, for the years ended December 31, 1996 and 1995.

                 -        Statements of Cash Flows of Hospitals' Home Health Care of
                          Hillsborough County, Inc., d/b/a St. Joseph's Home Health Services,
                          for the years ended December 31, 1996 and 1995.

                 -        Notes to Financial Statements.


                 Consolidated Financial Statements of St. Joseph's Physicians-Healthcenter Organization,
                 Inc., an entity 50% or less owned by issuer.

                 -        Report of Ernst & Young LLP dated February 26, 1997, as to the
                          Consolidated Financial Statements of St. Joseph's Physicians-
                          Healthcenter Organization, Inc. for the years ended December 31, 1996 and 1995.

                 -        Consolidated Balance Sheets of St. Joseph's Physicians-Healthcenter
                          Organization, Inc. as of December 31, 1996 and 1995.

                 -        Consolidated Statements of Operations of St. Joseph's Physicians-
                          Healthcenter Organization, Inc. for the years ended December 31, 1996 and 1995.


                 -        Consolidated Statements of Changes in Stockholders' Equity of St.
                          Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1996 and 1995.

                 -        Consolidated Statements of Cash Flows of St. Joseph's Physicians-
                          Healthcenter Organization, Inc. for the years ended December 31, 1996 and 1995.

                 -        Notes to Consolidated Financial Statement.

The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission and are incorporated herein by this reference):

*3.1 Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18, Number 33-22011-A).

*3.2 Amended and Restated Bylaws of the Company dated April 29, 1991 (previously filed as Exhibit 3.2 to the Company's 1991 Annual Report on Form 10-K).

*3.3 Amendment to Article II of the Bylaws of the Company adopted December 9, 1991 (previously filed as Exhibit 3.3 to the Company's 1991 Annual Report on Form 10-K).

*3.4 Amendment to Article V of the Bylaws of the Company adopted April 4, 1994 (previously filed as Exhibit 3.4 to the Company's 1994 Annual Report on Form 10-K).

*4.1 Agreement between St. Joseph's Physician Associates, Inc., St. Joseph's Enterprises, Inc. and St. Joseph's Physicians-Healthcenter Organization, Inc. (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-18, Number 33-22011-A).

*10.1 Management Agreement between St. Joseph's Diagnostic Center, Ltd. and St. Joseph's Health Care Center, Inc. (previously filed as
           Exhibit 10.2 to the Company's Registration Statement on Form S-18, Number 33-22011-A).

*10.2 Lease between St. Joseph's Diagnostic Center, Ltd. and Franciscan Properties, Inc. (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-18, Number 33-22011-A).

*10.3 Management Agreement between St. Joseph's Same-Day Surgery Center, Ltd. and St. Joseph's Health Care Center, Inc. (previously filed as
           Exhibit 10.4 to the Company's Registration Statement on Form S-18, Number 33-22011- A).

*10.4 Management Agreement between Hospitals' Home Health Care of Hillsborough County, Inc. and ServiceMaster Home Health Care Services, Inc. (previously filed as Exhibit 28 to the Company's Current Report on Form 8-K dated June 29, 1989).

*10.5 Service Agreement effective December 1, 1989 between Hospitals' Home Health Care of Hillsborough County, Inc. and American Home Patient Centers, Inc.

*10.6 Agreement between St. Joseph's Physician Associates, Inc., St. Joseph's Enterprises, and St. Joseph's Physicians-Healthcenter Organization, Inc. dated October 1, 1991 (previously filed as
           Exhibit 10.6 to the Company's 1991 Annual Report on Form 10-K).

*10.6.1 Letter, dated October 3, 1995, from Isaac Mallah, Executive Vice President of St. Joseph's Enterprises, Inc. to Thomas Mawn, M.D., Chairman of St. Joseph's Physician Associates, Inc., effecting an amendment to the Agreement between St. Joseph's Physician Associates, Inc., St. Joseph's Enterprises, and St. Joseph's Physicians-Healthcenter Organization, Inc. dated October 1, 1991.

*10.7 Executive Director Agreement between St. Joseph's Physician Associates, Inc. and Charles E. Cernuda, M.D. dated October 1, 1991 (previously filed as Exhibit 10.7 to the Company's 1991 Annual Report on Form 10-K).

*10.8 Lease between St. Joseph's Same-Day Surgery Center, Ltd. and Franciscan Properties, Inc. (previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-18, Number 33-22011-A).

27         Financial Data Schedule (For SEC Use Only)

*99.1 Limited Partnership Agreement dated January 1, 1991 between St. Joseph's Same-Day Surgery Center, Ltd. and the Company (previously filed as Exhibit 28.1 to the Company's Current Report on Form 8-K dated January 14, 1991).

*99.2 Contingent Promissory Note due September 30, 1989 running from the Company to St. Joseph's Same-Day Surgery Center, Ltd. (previously filed as Exhibit 28.2 to the Company's Current Report on Form 8-K dated January 14, 1991).

*99.3 Contingent Promissory Note due September 30, 1990 running from the Company to St. Joseph's Same-Day Surgery Center, Ltd. (previously filed as Exhibit 28.3 to the Company's Current Report on Form 8-K dated January 14, 1991).

*99.4 Contingent Promissory Note due September 30, 1991 running from the Company to St. Joseph's Same-Day Surgery Center, Ltd. (previously filed as Exhibit 28.4 to the Company's Current Report on Form 8-K dated January 14, 1991).

*99.5 Form of Purchase Agreement pursuant to which two of the Company's limited partner units in Same-Day Surgery Center, Ltd. were sold in two unrelated transactions on March 29, 1991.

*99.6 Form of Transfer and Assignment pursuant to which two of the Company's limited partner units in Same-Day Surgery Center, Ltd. were sold in two unrelated transactions on March 29, 1991.

           (b) Reports on Form 8-K

                 None.

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


By:  /s/  NORMAN CASTELLANO, M.D.                    4/14/97
   -----------------------------------------  ----------------------------------
   NORMAN CASTELLANO, M.D., President                                       Date

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:
   -----------------------------------------  ----------------------------------
   THOMAS MAWN, M.D., Chairman, Director                                    Date
   (principal executive officer)


By:  /s/  NORMAN CASTELLANO, M.D.                    4/14/97
   -----------------------------------------  ----------------------------------
   NORMAN CASTELLANO, M.D., President,                                      Date
   Director


By:  /s/  N. BRUCE EDGERTON, M.D.                    4/10/97
   -----------------------------------------  ----------------------------------
   N. BRUCE EDGERTON, M.D., Vice President,                                 Date
   Director


By:  /s/  ANDREW BOYER, M.D.                         4/14/97
   -----------------------------------------  ----------------------------------
   ANDREW BOYER, M.D., Treasurer, Director                                  Date
   (principal financial and accounting officer)



By: /s/  ANTHONY BRANNAN, M.D.                       4/14/97
   -----------------------------------------  ----------------------------------
   ANTHONY BRANNAN, M.D., Secretary, Director                               Date

By:
   -----------------------------------------  ----------------------------------
   AARON LADEN, M.D., Director                                              Date



By:  /s/  BILL LURIA, M.D.                            4/10/97
   -----------------------------------------  ----------------------------------
   BILL LURIA, M.D., Director                                               Date



By:
   -----------------------------------------  ----------------------------------
   BENEDICT S. MANISCALCO, M.D., Director                                   Date



By:
   -----------------------------------------  ----------------------------------
   MICHAEL WASYLIK, M.D., Director                                          Date

                              Financial Statements

                     St. Joseph's Physician Associates, Inc.

                     Years ended December 31, 1996 and 1995
                       with Report of Independent Auditors

                     St. Joseph's Physician Associates, Inc.

                              Financial Statements


                     Years ended December 31, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors....................................................................................1

Audited Financial Statements

Balance Sheets....................................................................................................2
Statements of Income..............................................................................................3
Statements of Changes in Stockholders' Equity.....................................................................4
Statements of Cash Flows..........................................................................................5
Notes to Financial Statements.....................................................................................6

                         [ERNST & YOUNG LLP LETTERHEAD]





                         Report of Independent Auditors

Board of Directors
St. Joseph's Physician Associates, Inc.

We have audited the accompanying balance sheets of St. Joseph's Physician Associates, Inc. as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physician Associates, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   /s/ Ernst & Young LLP



February 21, 1997

                     St. Joseph's Physician Associates, Inc.

                                 Balance Sheets


                                                                                               DECEMBER 31
                                                                                        1996               1995
                                                                                ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $   769,570      $   643,988
   Distribution receivable from limited partnership investments                           38,520           44,000
   Income taxes receivable                                                                 6,379                -
   Prepaid expenses                                                                        6,666            8,038
                                                                                ------------------------------------
Total current assets                                                                     821,135          696,026

Equity investments                                                                       742,867          690,956
Other investments                                                                         20,000           20,000
                                                                                ------------------------------------
Total assets                                                                         $ 1,584,002      $ 1,406,982
                                                                                ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                                                  $    23,978      $    18,625
   Income taxes payable                                                                        -           22,156
                                                                                ------------------------------------
Total current liabilities                                                                 23,978           40,781

Deferred income taxes                                                                     78,326           35,518

Stockholders' equity:
   Common stock, $1 par value: 7,500 shares authorized;
     426 shares at December 31, 1996 and 422 shares at December 31, 1995
     issued and outstanding                                                                  426              422
   Common stock subscribed, 7 shares at December 31, 1996
     and 5 shares at December 31, 1995                                                         7                5
   Subscriptions receivable                                                              (11,600)         (10,000)
   Additional paid-in capital                                                            704,975          685,477
   Retained earnings                                                                     787,890          654,779
                                                                                ------------------------------------
Total stockholders' equity                                                             1,481,698        1,330,683
                                                                                ------------------------------------
Total liabilities and stockholders' equity                                           $ 1,584,002      $ 1,406,982
                                                                                ====================================

See accompanying notes.

                     St. Joseph's Physician Associates, Inc.

                              Statements of Income

                                                                                        YEAR ENDED DECEMBER 31
                                                                                         1996             1995
                                                                                ------------------------------------

Equity in net earnings of investees                                                    $146,911        $  16,402
Distribution income                                                                     154,080          139,880
                                                                                ------------------------------------
                                                                                        300,991          156,282
Expenses:
   Salary                                                                                40,000                -
   General and administrative                                                            79,718           79,859
                                                                                ------------------------------------
Operating income                                                                        181,273           76,423

Interest income                                                                          25,547           22,527
                                                                                ------------------------------------
Income before income taxes                                                              206,820           98,950

Income taxes                                                                             73,709           35,882
                                                                                ------------------------------------
Net income                                                                             $133,111        $  63,068
                                                                                ====================================

Net income per common share                                                            $    307        $     154
                                                                                ====================================

Weighted average shares outstanding and subscribed                                          434              410
                                                                                ====================================



See accompanying notes.

                     St. Joseph's Physician Associates, Inc.

                  Statements of Changes in Stockholders' Equity

                                                COMMON                    ADDITIONAL
                                    COMMON       STOCK    SUBSCRIPTIONS     PAID-IN      RETAINED
                                     STOCK    SUBSCRIBED    RECEIVABLE      CAPITAL      EARNINGS        TOTAL
                                  -----------------------------------------------------------------------------------
Balance at January 1, 1995             $390       $-          $       -      $574,382      $591,711      $1,166,483

   Sale and subscription of
     common stock                        38        5            (10,000)      128,957             -         119,000
   Redemption of common stock            (6)       -                  -       (17,862)            -         (17,868)
   Net income                             -        -                  -             -        63,068          63,068
                                  -----------------------------------------------------------------------------------
Balance at December 31, 1995            422        5            (10,000)      685,477       654,779       1,330,683

   Sale and subscription of
     common stock                        19        3             (3,600)       70,378             -          66,800
   Redemption of common stock           (15)      (1)             2,000       (50,880)            -         (48,896)
   Net income                             -        -                  -             -       133,111         133,111
                                  -----------------------------------------------------------------------------------
Balance at December 31, 1996           $426       $7           $(11,600)     $704,975      $787,890      $1,481,698
                                  ===================================================================================



See accompanying notes.

                     St. Joseph's Physician Associates, Inc.

                            Statements of Cash Flows

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1996             1995
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $133,111        $  63,068
Adjustments to reconcile net income to net cash
   used in operating activities:
     Equity in net earnings of investees                                               (146,911)         (16,402)
     Distribution income                                                               (154,080)        (139,880)
     Deferred income taxes                                                               42,808           23,536
     Changes in operating assets and liabilities:
       Prepaid expenses                                                                   1,372               35
       Income taxes receivable                                                           (6,379)               -
       Accrued expenses                                                                   5,353               65
       Income taxes payable                                                             (22,156)           2,953
                                                                                ------------------------------------
Net cash used in operating activities                                                  (146,882)         (66,625)

INVESTING ACTIVITIES
Dividends from equity investments                                                        95,000                -
Distributions received                                                                  159,560          135,700
                                                                                ------------------------------------
Net cash provided by investing activities                                               254,560          135,700

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                       66,800          119,000
Redemption of common stock                                                              (48,896)         (17,868)
                                                                                ------------------------------------
Net cash provided by financing activities                                                17,904          101,132

Increase in cash and cash equivalents                                                   125,582          170,207
Cash and cash equivalents at beginning of year                                          643,988          473,781
                                                                                ------------------------------------
Cash and cash equivalents at end of year                                               $769,570         $643,988
                                                                                ====================================



See accompanying notes.

                     St. Joseph's Physician Associates, Inc.

                          Notes to Financial Statements

                                December 31, 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

St. Joseph's Physician Associates, Inc. (the Company) was organized on November 20, 1987 to establish and operate an association of qualified physicians and engage directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (PHO) for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The PHO also has 6,250 preferred shares outstanding as of December 31, 1996. The Company earned equity in the net earnings of the PHO at 22.22% of the PHO's earnings after deducting a 6% cumulative dividend for the 6,250 preferred shares. The PHO's preferred shares were redeemed effective January 31, 1997. The PHO was organized for the purpose of engaging directly or indirectly in health care related ventures.

In June 1989, the Company acquired 4,000 shares of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services (HHC) for $10 per share. The 4,000 shares represent 50% of the outstanding common stock of HHC. HHC was organized for the purpose of providing medical services to patients in the home environment.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

EQUITY INVESTMENTS

The Company accounts for its investments in the PHO and HHC on the equity method. Accordingly, these investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition through December 31, 1996 and 1995, respectively. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The excess of the cost of acquisition of

                     St. Joseph's Physician Associates, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and is being amortized as a component of equity in net earnings of investees over 40 years. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income.

OTHER INVESTMENTS

The Company owns five limited partnership units, a 6% interest, in St. Joseph's Same-Day Surgery Center, Ltd. Management has not actively marketed these partnership units and intends to hold them beyond one year. Accordingly, this investment is presented as noncurrent, other investments. The investment is accounted for at cost due to the limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions are recorded as income when declared and reported as distribution income.

SUBSCRIPTIONS RECEIVABLE

Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments during 1997 and 1998.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rules and laws in effect when the difference is expected to be realized.

                     St. Joseph's Physician Associates, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME PER COMMON SHARE

Income per common share is based upon the weighted average number of common shares outstanding during the period.

2. EQUITY INVESTMENTS

A summary of the changes in equity investments is presented below:

                                                              HHC               PHO             TOTAL
                                                     ------------------------------------------------------

         Balance at January 1, 1994                         $543,425          $131,129         $674,554
            Equity in net earnings (loss) of
              investees                                       46,061           (29,659)          16,402
                                                     ------------------------------------------------------
            Balance at December 31, 1995                     589,486           101,470          690,956

            Equity in net earnings of investees              110,614            36,297          146,911
            Dividend received                                (95,000)                -          (95,000)
                                                     ------------------------------------------------------
         Balance at December 31, 1996                       $605,100          $137,767         $742,867
                                                     ======================================================

The condensed balance sheets of the equity investees are as follows:

                                                                                   DECEMBER 31
                                                                             1996              1995
                                                                       ------------------------------------
         HHC
         Assets:
            Current assets                                                   $2,128,418       $1,873,999
            Noncurrent assets                                                     4,902            9,217
                                                                       ------------------------------------
         Total assets                                                        $2,133,320       $1,883,216
                                                                       ====================================

         Liabilities and stockholders' equity:
            Current liabilities                                             $   827,404      $   676,697
            Long-term liabilities                                               232,654          168,697
            Stockholders' equity                                              1,073,262        1,037,822
                                                                       ------------------------------------
         Total liabilities and stockholders' equity                          $2,133,320       $1,883,216
                                                                       ====================================

                     St. Joseph's Physician Associates, Inc.

2. EQUITY INVESTMENTS (CONTINUED)

                                                                                   DECEMBER 31
                                                                             1996              1995
                                                                       ------------------------------------
         PHO
         Assets:
            Current assets                                                    $529,474       $   337,592
            Noncurrent assets                                                  259,025           274,867
                                                                       ------------------------------------
         Total assets                                                         $788,499       $   612,459
                                                                       ====================================

         Liabilities and stockholders' equity:
            Current liabilities                                               $163,323       $   152,267
            Stockholders' equity                                               625,176           460,192
                                                                       ------------------------------------
         Total liabilities and stockholders' equity                           $788,499       $   612,459
                                                                       ====================================

The condensed statements of income of the equity investees are as follows:

                                                                             YEAR ENDED DECEMBER 31
                                                                             1996              1995
                                                                       ------------------------------------
         HHC
         Revenues                                                            $3,121,893       $1,770,451
         Expenses                                                            (2,760,438)      (1,608,295)
                                                                       ------------------------------------
                                                                                361,455          162,156
         Income tax provision                                                  (136,015)         (65,822)
                                                                       ------------------------------------
         Net income                                                          $  225,440       $   96,334
                                                                       ====================================

         PHO
         Revenues                                                            $  398,432       $  146,414
         Expenses                                                              (197,991)        (321,529)
                                                                       ------------------------------------
                                                                                200,441         (175,115)
         Income tax benefit (provision)                                         (27,957)          49,135
                                                                       ------------------------------------
         Net income (loss)                                                   $  172,484       $ (125,980)
                                                                       ====================================

                     St. Joseph's Physician Associates, Inc.

3. INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 1996 and 1995:

                                                                             1996              1995
                                                                       ------------------------------------
         Current:
            Federal                                                           $26,408          $28,815
            State                                                               4,521            7,091
         Deferred:
            Federal                                                            36,528              (20)
            State                                                               6,252               (4)
                                                                       ====================================
         Provision for income taxes                                           $73,709          $35,882
                                                                       ====================================

The differences between the federal income tax rate and the Company's effective income tax rate for the years ended December 31, 1996 and 1995 are as follows:

                                                                             1996              1995
                                                                       ------------------------------------

         Federal income tax at statutory rate                                  34.0%           34.0%
         State income taxes, net of federal income
            tax benefit                                                        3.6              3.7
         Effect of nondeductible expenses                                      -                6.9
         Effect of incremental federal tax rates                               -               (9.3)
         Other, net                                                            -                1.0
                                                                       ------------------------------------
                                                                              37.6%            36.3%
                                                                       ====================================

                     St. Joseph's Physician Associates, Inc.

3. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                   DECEMBER 31
                                                                             1996              1995
                                                                       ------------------------------------
        Deferred tax liabilities:
            Investments accounted for under equity method for
              financial accounting purposes                                  $112,980          $68,911
                                                                       ------------------------------------
         Total deferred tax liabilities                                       112,980           68,911

         Deferred tax assets:
            Difference in basis of investments in limited partnership
              interests between financial and
              tax reporting                                                    33,862           33,393
            Other                                                                 792                -
                                                                       ------------------------------------
         Total deferred tax assets                                             34,654           33,393
                                                                       ------------------------------------
         Net deferred tax liability                                         $  78,326          $35,518
                                                                       ====================================

The Company paid income taxes of $36,594 and $33,050 in 1996 and 1995, respectively.

4. RELATED PARTIES

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc. St. Joseph's Hospital, Inc. is a controlled affiliate of St. Joseph's Health Care Center, Inc. (the Center). The Center provided administrative support to the Company at no charge. Beginning February 1, 1997, the Center will charge the Company for administrative support and direct costs (i.e., supplies, food charges, printing, etc.).

All limited partner investors in PHO's ventures are investors in the Company. Additionally, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

                     St. Joseph's Physician Associates, Inc.

4. RELATED PARTIES (CONTINUED)

On October 1, 1991, the Company hired an executive director to provide and facilitate the efficient operations of the Company. The executive director is a member of the Company's Board of Directors. Under the terms of the funding agreement dated October 1, 1991, PHO agreed to reimburse the Company for compensation paid to the executive director up to the limits set forth in the Executive Director Agreement. For the year ended December 31, 1995, $40,000 of compensation was paid or accrued by PHO. The funding agreement was terminated by the PHO effective January 1, 1996. The Company's payment of compensation to the executive director for the year ended December 31, 1996 is presented as salary expense.

                              Financial Statements

                         Hospitals' Home Health Care of
                         Hillsborough County, Inc. d/b/a
                        St. Joseph's Home Health Services

                     Years ended December 31, 1996 and 1995
                       with Report of Independent Auditors

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                              Financial Statements


                     Years ended December 31, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors....................................................................................1

Audited Financial Statements

Balance Sheets....................................................................................................2
Statements of Income..............................................................................................3
Statements of Changes in Stockholders' Equity.....................................................................4
Statements of Cash Flows..........................................................................................5
Notes to Financial Statements.....................................................................................6

                         [ERNST & YOUNG LLP LETTERHEAD]






                         Report of Independent Auditors

Board of Directors and Stockholders'
Hospitals' Home Health Care of
   Hillsborough County, Inc.
   d/b/a St. Joseph's Home Health Services

We have audited the accompanying balance sheets of Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP

February 26, 1997

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                                 Balance Sheets


                                                                                           DECEMBER 31
                                                                                      1996             1995
                                                                                ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $   429,784      $   888,280
   Accounts receivable, less allowance for
     uncollectibles of $136,000 for 1996 and
     $61,000 for 1995, respectively                                                    1,654,913          963,951
   Income tax receivable                                                                  26,203                -
   Prepaid expenses and other current assets                                              17,518           21,768
                                                                                ------------------------------------
Total current assets                                                                   2,128,418        1,873,999

Equipment, net                                                                             4,902            9,217
                                                                                ------------------------------------
Total assets                                                                         $ 2,133,320      $ 1,883,216
                                                                                ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                             $   136,238      $    40,513
   Due to affiliated organizations                                                       691,166          439,389
   Income taxes payable                                                                        -          196,795
                                                                                ------------------------------------
Total current liabilities                                                                827,404          676,697

Deferred income taxes                                                                    232,654          168,697

Stockholders' equity:
   Common stock, $10 par value: 8,000 shares
     authorized, issued and outstanding                                                   80,000           80,000
   Retained earnings                                                                     993,262          957,822
                                                                                ------------------------------------
Total stockholders' equity                                                             1,073,262        1,037,822
                                                                                ------------------------------------
Total liabilities and stockholders' equity                                           $ 2,133,320      $ 1,883,216
                                                                                ====================================

See accompanying notes.

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                              Statements of Income

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1996             1995
                                                                                ------------------------------------
Net patient service revenue                                                           $3,089,325       $1,750,666

Expenses:
   Contract employee compensation                                                      1,346,090          808,949
   Purchased services                                                                  1,128,012          633,825
   Supplies                                                                               20,194           11,559
   Professional fees                                                                      36,064           35,386
   Depreciation                                                                            4,315            4,314
   Bad debts                                                                             225,763          114,262
                                                                                ------------------------------------
Total expenses                                                                         2,760,438        1,608,295
                                                                                ------------------------------------
Income from operations                                                                   328,887          142,371

Nonoperating gains                                                                        32,568           19,785
                                                                                ------------------------------------
Income before provision for income taxes                                                 361,455          162,156

Provision for income taxes                                                               136,015           65,822
                                                                                ------------------------------------
Net income                                                                            $  225,440       $   96,334
                                                                                ====================================

See accompanying notes.

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                  Statements of Changes in Stockholders' Equity

                                                          $10 PAR VALUE
                                                           COMMON STOCK
                                                   -----------------------------    RETAINED
                                                      SHARES         AMOUNT         EARNINGS           TOTAL
                                                   -----------------------------------------------------------------

Balance at January 1, 1995                               8,000        $80,000          $861,488        $   941,488
   Net income                                                -              -            96,334             96,334
                                                   -----------------------------------------------------------------
Balance at December 31, 1995                             8,000         80,000           957,822          1,037,822

   Net income                                                -              -           225,440            225,440
   Dividends                                                 -              -          (190,000)          (190,000)
                                                   =================================================================
Balance at December 31, 1996                             8,000        $80,000          $993,262         $1,073,262
                                                   =================================================================



See accompanying notes.

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                            Statements of Cash Flows

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1996             1995
                                                                                ------------------------------------
OPERATING ACTIVITIES AND NONOPERATING GAINS
Net income                                                                              $225,440        $  96,334
Adjustments to reconcile net income to net cash (used in) provided by operating activities and nonoperating gains:
     Depreciation                                                                          4,315            4,314
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable, net                                  (690,962)         338,492
       Decrease in prepaid expenses and other assets                                       4,250           15,413
       (Increase) decrease in income tax receivable                                      (26,203)         100,581
       Increase (decrease) in accrued expenses                                            95,725          (71,521)
       Increase (decrease) in due to affiliated organizations                            251,777          (34,766)
       (Decrease) increase in income taxes payable                                      (196,795)         196,795
       Increase (decrease) in deferred income taxes                                       63,957         (103,492)
                                                                                ------------------------------------
Net cash (used in) provided by operating activities and
   nonoperating gains                                                                   (268,496)         542,150

FINANCING ACTIVITIES
Payment of dividends                                                                    (190,000)               -
                                                                                ------------------------------------
Net cash used in financing activities                                                   (190,000)               -
                                                                                ------------------------------------

(Decrease) increase in cash and cash equivalents                                        (458,496)         542,150
Cash and cash equivalents at beginning of year                                           888,280          346,130
                                                                                ------------------------------------
Cash and cash equivalents at end of year                                                $429,784         $888,280
                                                                                ====================================



See accompanying notes.

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                          Notes to Financial Statements

                                December 31, 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services (the Company) was incorporated in 1985 under the laws of the State of Florida to provide home health care and related home care services. In addition to providing home health care services, the Company supplies certain durable medical equipment and infusion and respiratory therapy services to its patients.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

STATEMENTS OF INCOME

For purposes of display, transactions deemed by management to be ongoing, major, or central to the provision of health care services are reported as revenue and expenses. Peripheral or incidental transactions, primarily interest income, are reported as nonoperating gains.

NET PATIENT SERVICE REVENUE AND BAD DEBTS

Net patient service revenue is reported at the estimated net realizable amounts from patients and third-party payors under the provisions of payment formulas in effect. Amounts received under these programs are generally less than the established billing rates of the Company.

Adjustments to revenue and the provision for bad debts are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as changes in estimated provisions are determined.

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                    Notes to Financial Statements (continued)





1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

EQUIPMENT

Equipment is recorded at cost, less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Expenditures which increase value and extend the useful lives are capitalized. Upon the sale or retirement of equipment, the gain or loss is included in nonoperating gains in the year of disposition.

Depreciation expense is computed using the straight-line method over the useful lives of the related assets. The range of useful lives is from five to ten years.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform with the 1996 presentation.

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                    Notes to Financial Statements (continued)




2. EQUIPMENT

Equipment consists of the following:

                                                  1996             1995
                                            ------------------------------------

         Equipment                                  $27,703          $27,703
         Less accumulated depreciation               22,801           18,486
                                            ------------------------------------
                                                    $ 4,902          $ 9,217
                                            ====================================

Expenses incurred under operating leases were $25,306 and $16,845 for the years ended December 31, 1996 and 1995, respectively.

3. INCOME TAXES

The provision for income taxes consists of the following:

                                                  YEAR ENDED DECEMBER 31
                                                  1996              1995
                                            ------------------------------
     Current:
      Federal                                  $  61,526         $140,156
      State                                       10,532           29,158
     Deferred taxes:
      Federal                                     54,609          (88,354)
      State                                        9,348          (15,138)
                                              -------------------------------
     Provision for income                      $ 136,015         $ 65,822
                                              ===============================

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                    Notes to Financial Statements (continued)




3. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                   1996              1995
                                                 ---------------------------

     Total deferred tax liabilities              $(232,654)       $(186,480)
     Total deferred tax assets                      45,851           63,634
     Valuation allowance for deferred assets       (45,851)         (45,851)
                                                 ===========================
     Net deferred tax liability                  $(232,654)       $(168,697)
                                                 ===========================

Significant components of the Company's deferred tax liabilities result primarily from the difference in the method used for financial statement reporting (accrual accounting) versus the method used for tax reporting (cash method). At December 31, 1996, the Company has net operating loss carryforwards of $172,173 for income tax purposes that expire in the years 2000 through 2003. For financial purposes, a valuation allowance of $45,851 has been recognized to offset the deferred asset related to these assets.

The Company paid income taxes of $262,300 in 1996 and received an income tax refund of $128,063 in 1995.

4. RELATED PARTY TRANSACTIONS

The Company is related to certain organizations through the common corporate ownership of the stockholders. The Company and these related organizations conduct certain types of business transactions.

The Company has previously entered into management and collection agreements with a related organization. The agreements provide for a management fee of 2.5% of gross charges and, through August 31, 1995, a collection fee of 5% of net collections. Effective September 1, 1995, the Company began performing its own billing and collection services. Total fees associated with these agreements were $103,763 and $74,233 for the years ended December 31, 1996 and 1995, respectively.

            Hospitals' Home Health Care of Hillsborough County, Inc.
                     d/b/a St. Joseph's Home Health Services

                    Notes to Financial Statements (continued)




4. RELATED PARTY TRANSACTIONS (CONTINUED)

For the years ended December 31, 1996 and 1995, the Company paid $2,225,476 and $1,236,585, respectively, for the purchase of goods and services, including contract employee compensation, from related organizations.

The Company is insured for medical malpractice claims through a captive insurance company related to the Company through the common corporate ownership. Expenses paid for such insurance were $2,643 and $2,273 for the years ended December 31, 1996 and 1995, respectively, and are included in purchased services in the accompanying statements of income.

                        Consolidated Financial Statements

                      St. Joseph's Physicians-Healthcenter
                               Organization, Inc.

                     Years ended December 31, 1996 and 1995
                       with Report of Independent Auditors

             St. Joseph's Physicians-Healthcenter Organization, Inc.

                        Consolidated Financial Statements


                     Years ended December 31, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors....................................................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets.......................................................................................2
Consolidated Statements of Operations.............................................................................3
Consolidated Statements of Changes in Stockholders' Equity........................................................4
Consolidated Statements of Cash Flows.............................................................................5
Notes to Consolidated Financial Statements........................................................................6

                         [ERNST & YOUNG LLP LETTERHEAD]






                         Report of Independent Auditors

Board of Directors
St. Joseph's Physicians-Healthcenter Organization, Inc.

We have audited the accompanying consolidated balance sheets of St. Joseph's Physicians-Healthcenter Organization, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physicians-Healthcenter Organization, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ Ernst & Young LLP



February 26, 1997

             St. Joseph's Physicians-Healthcenter Organization, Inc.

                           Consolidated Balance Sheets

                                                                           DECEMBER 31
                                                                      1996             1995
                                                                 -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $459,628         $216,789
   Accounts receivable                                               12,800                -
   Distribution receivable                                           37,236           38,134
   Prepaid income taxes                                                   -           60,434
   Other current assets                                              19,810           22,235
                                                                 -------------------------------
Total current assets                                                529,474          337,592

Other receivables--long-term                                               -           80,000
Organization costs, net of accumulated amortization
   of $10,166 for 1995                                                    -            1,228
Equity investment in limited partnership                             98,422          101,882
Other investments                                                    52,000                -
Deferred income taxes                                               108,603           91,757
                                                                 -------------------------------
Total assets                                                       $788,499         $612,459
                                                                 ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                           $ 32,445         $ 17,081
   Income taxes payable                                              39,072                -
   Dividends payable                                                 58,750           51,250
   Membership fee deposits                                           15,000           83,500
   Due to affiliated organizations                                   18,056              436
                                                                 -------------------------------
Total current liabilities                                           163,323          152,267

Stockholders' equity:
   Common stock, $1 par value, 5,000 shares
     authorized, issued and outstanding                               5,000            5,000
   Preferred Stock, $20 par value, 6% cumulative,
     6,250 shares authorized, issued and outstanding                125,000          125,000
   Additional paid-in capital                                        95,000           95,000
   Retained earnings                                                400,176          235,192
                                                                 -------------------------------
Total stockholders' equity                                          625,176          460,192
                                                                 -------------------------------
Total liabilities and stockholders' equity                         $788,499         $612,459
                                                                 ===============================


See accompanying notes.

             St. Joseph's Physicians-Healthcenter Organization, Inc.

                      Consolidated Statements of Operations

                                                             YEAR ENDED DECEMBER 31
                                                              1996             1995
                                                          --------------------------------
Revenues:
   Membership fees                                           $241,300        $       -
   Equity in earnings of limited partnerships                  99,260          104,592
   Investment and other income                                 57,872           41,822
                                                          --------------------------------
Total revenues                                                398,432          146,414

Expenses:
   General and administrative                                 143,028           87,053
   Professional fees                                           53,735          232,373
   Amortization                                                 1,228            2,103
                                                          --------------------------------
Total expenses                                                197,991          321,529
                                                          --------------------------------
Income (loss) before income taxes                             200,441         (175,115)

(Provision) benefit for income taxes                          (27,957)          49,135
                                                          ================================
Net income (loss)                                            $172,484        $(125,980)
                                                          ================================

See accompanying notes.

             St. Joseph's Physicians-Healthcenter Organization, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                                           $20 PAR VALUE
                                      $1 PAR VALUE         6% CUMULATIVE
                                      COMMON STOCK        PREFERRED STOCK     ADDITIONAL
                                  -------------------------------------------- PAID-IN     RETAINED
                                   SHARES     AMOUNT    SHARES     AMOUNT      CAPITAL     EARNINGS      TOTAL
                                  ---------------------------------------------------------------------------------

Balance at January 1, 1995           5,000       $5,000   6,250     $125,000     $95,000    $368,672      $593,672

   Dividends declared on
     Preferred Stock                                                                          (7,500)       (7,500)
   Net loss for the year ended
     December 31, 1995                                                                      (125,980)     (125,980)
                                  ---------------------------------------------------------------------------------
Balance at December 31, 1995         5,000        5,000   6,250      125,000      95,000     235,192       460,192

   Dividends declared on
     Preferred Stock                     -            -       -            -           -      (7,500)       (7,500)
   Net income for the year ended
     December 31, 1996                   -            -       -            -           -     172,484       172,484
                                  ---------------------------------------------------------------------------------
Balance at December 31, 1996         5,000       $5,000   6,250     $125,000     $95,000    $400,176      $625,176
                                  =================================================================================



See accompanying notes.

             St. Joseph's Physicians-Healthcenter Organization, Inc.

                      Consolidated Statements of Cash Flows

                                                                                       YEAR ENDED DECEMBER 31
                                                                                      1996             1995
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                      $172,484        $(125,980)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Amortization                                                                         1,228            2,103
     Equity in earnings of limited partnerships                                         (99,260)        (104,592)
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                                  (12,800)               -
       Decrease (increase) in distribution receivable                                       898          (38,134)
       Decrease (increase) in prepaid income taxes                                       60,434          (60,434)
       (Increase) decrease in other current assets                                       (7,575)           1,810
       Decrease in other long-term receivable                                            80,000                -
       Increase in deferred income taxes                                                (16,846)         (52,573)
       Increase (decrease) in accounts payable and accrued
         expenses                                                                        15,364          (75,600)
       Increase (decrease) in income taxes payable                                       39,072          (84,127)
       (Decrease) increase in membership fee deposits                                   (68,500)          83,500
       Increase (decrease) in due to affiliated organizations                            17,620           (5,128)
                                                                                ------------------------------------
Net cash provided by (used in) operating activities                                     182,119         (459,155)

INVESTING ACTIVITIES
Purchase of other investments                                                           (42,000)               -
Distributions received from limited partnerships                                        102,720           93,254
                                                                                ------------------------------------
Net cash provided by investing activities                                                60,720           93,254
                                                                                ------------------------------------

Increase (decrease) in cash and cash equivalents                                        242,839         (365,901)
Cash and cash equivalents at beginning of year                                          216,789          582,690
                                                                                ------------------------------------
Cash and cash equivalents at end of year                                               $459,628        $ 216,789
                                                                                ====================================



See accompanying notes.

             St. Joseph's Physicians-Healthcenter Organization, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

St. Joseph's Physicians-Healthcenter Organization, Inc. (the Company) is organized as a Florida corporation for the purpose of engaging directly or indirectly in health care related ventures.

The Company is the managing general partner of St. Joseph's Same-Day Surgery Center, Ltd. (the Surgery Center), a Florida limited partnership formed to develop and operate an outpatient surgery center. The Company has a four percent (4%) partnership interest in the Surgery Center.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, St. Joseph's Preferred, Inc. (SJP), a development stage preferred provider network, and St. Joseph's Health Network, Inc. (SJHN), a physician-hospital organization, formed to negotiate at-risk products with managed care organizations on behalf of its membership.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

EQUITY INVESTMENT IN LIMITED PARTNERSHIP

The Company accounts for its 4% investment in the Surgery Center under the equity method due to the Company's ability to exercise significant influence over the limited partnership. Accordingly, this investment has been stated in the accompanying consolidated balance sheet at the cost of acquisition plus the Company's equity in the undistributed earnings or losses since acquisition through December 31, 1996 and 1995, respectively. None of the assets or liabilities of the partnership are included in the consolidated balance sheets except to the extent of the Company's interests in the underlying net assets of the limited partnership. The Company's earnings resulting from its proportionate shares of the partnership's revenue and expenses are included in equity in earnings of limited partnerships in the consolidated statements of operations.

             St. Joseph's Physicians-Healthcenter Organization, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

MEMBERSHIP FEES

Membership fees represent amounts paid by physicians participating in SJHN. These amounts are recognized as revenue upon approval of the respective physician's membership in SJHN by its board of directors. In addition, upon board approval, St. Joseph's Hospital (see Note 7) pays an additional membership fee equaling that of the new member physician. Amounts included in membership fee deposits are from physicians pending board approval.

ACCOUNTS RECEIVABLE

Accounts receivable represents amounts due from physicians and St. Joseph's Hospital for membership fees.

2. PREFERRED STOCK

All Preferred Stock issued by the Company is nonvoting. The Company will, at the option of any holder of the preferred stock, redeem the Preferred Stock for a cash price of $20 plus all declared and unpaid dividends. Cumulative dividends declared but unpaid on the preferred stock at December 31, 1996 and 1995 are $58,750 and $51,250, or $9.40 and $8.20 per share, respectively (see Note 8).

             St. Joseph's Physicians-Healthcenter Organization, Inc.

3. EQUITY INVESTMENT IN LIMITED PARTNERSHIP

A summary of the changes in the Company's equity investment in a limited partnership is presented below:

                                                                             1996             1995
                                                                       ------------------------------------

         Balance at January 1                                                 $101,882        $  90,544
         Equity in earnings of limited partnerships for
            the year ended December 31                                          99,260          104,592
         Distributions received                                               (102,720)         (93,254)
                                                                       ------------------------------------
         Balance at December 31                                               $ 98,422        $ 101,882
                                                                       ====================================

The combined condensed balance sheets and related statements of income of the limited partnership is as follows:

                                                                                   DECEMBER 31
                                                                              1996             1995
                                                                       ------------------------------------
         Assets:
            Current assets                                                    $3,415,417       $3,165,638
            Noncurrent assets                                                    730,015          700,408
                                                                       ------------------------------------
         Total assets                                                         $4,145,432       $3,866,046
                                                                       ====================================

         Liabilities and partners' equity:
            Current liabilities                                               $1,238,987       $  927,891
            Long-term debt                                                       423,513          368,720
            Partners' equity                                                   2,482,932        2,569,435
                                                                       ------------------------------------
         Total liabilities and partners' equity                               $4,145,432       $3,866,046
                                                                       ====================================

                                                                              YEAR ENDED DECEMBER 31
                                                                              1996             1995
                                                                       ------------------------------------

         Revenues                                                             $9,646,996       $9,791,803
         Expenses                                                              7,165,501        7,177,015
                                                                       ------------------------------------
         Net income                                                           $2,481,495       $2,614,788
                                                                       ====================================

             St. Joseph's Physicians-Healthcenter Organization, Inc.

4. OTHER INVESTMENTS

The Company owned one limited partnership unit, a 1.2% interest, in the Surgery Center at December 31, 1995. This investment in the amount of $10,000 was held for resale and included in other current assets. During 1996, the Company acquired at a cost of $42,000 a one-half limited partnership unit, a 0.6% interest, from the estate of a shareholder under the Company's right of first refusal as managing partner. Management has not actively marketed these limited partnership units and will likely hold them beyond one year. Accordingly, as of December 31, 1996, these investments are classified as other investments (noncurrent). Distributions are recorded as income when declared and included in investment and other income. The difference between accounting for these investments at cost rather than under the equity method is not material to net income or the financial position of the Company.

5. INCOME TAXES

The combined federal and state income tax provision consists of the following components:

                                                                              YEAR ENDED DECEMBER 31
                                                                              1996             1995
                                                                       ------------------------------------
         Current:
            Federal                                                            $38,255        $   1,896
            State                                                                6,548            1,541
         Deferred taxes:
            Federal                                                            (14,384)         (44,882)
            State                                                               (2,462)          (7,690)
                                                                       ------------------------------------
         Provision (benefit) for income taxes                                  $27,957        $ (49,135)
                                                                       ====================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                             1996              1995
                                                                          --------------------------------
     Total deferred tax liabilities                                        $     (524)      $     (48)
     Total deferred tax assets                                                109,127          91,805
                                                                          --------------------------------
     Net deferred tax asset                                                $  108,603       $  91,757
                                                                          ================================

             St. Joseph's Physicians-Healthcenter Organization, Inc.

5. INCOME TAXES (CONTINUED)

Components of the Company's deferred tax assets result primarily from differences in basis of investments in partnership interest between financial and tax reporting as well as deferred expenses on investments in SJHN.

The Company paid income taxes of $7,920 and $148,000 in 1996 and 1995, respectively.

6. COMMITMENTS AND CONTINGENCIES

As the managing general partner, the Company is contingently liable for all liabilities of the Surgery Center.

7. RELATED PARTY TRANSACTIONS

The Company is 50% owned by St. Joseph's Enterprises, Inc., an affiliate of St. Joseph's Health Care Center, Inc. (the Center). The Center provides administrative support to the Company. Amounts assessed for this support by the Center are included in the consolidated statements of operations in general and administrative expense. The Company paid $90,160 in 1996. No amounts were charged in 1995. Membership fee revenue from St. Joseph's Hospital, a division of the Center, totaled $120,650 in 1996.

All physician limited partners in the Surgery Center are also stockholders in St. Joseph's Physician Associates, Inc. (SJPA), which is the other 50% owner of the Company.

The Company entered into an agreement through December 31, 1995, whereby it would reimburse SJPA for the services of the executive director of SJPA. Under this agreement, $40,000 was paid in 1995 and is included in general and administrative expenses in the consolidated statements of operations. This agreement was terminated effective January 1, 1996.

8. SUBSEQUENT EVENT

The outstanding preferred stock of the Company, 100% owned by St. Joseph's Enterprises, Inc., together with all declared and unpaid dividends through January 31, 1997, was redeemed through the payment of $184,375 by the Company on February 6, 1997 ($125,000 for the 6,250 shares of preferred stock and $59,375 in dividends).

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

For the fiscal year ended December 31, 1996       Commission File No. 33-22011-A

                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              INDEX TO EXHIBITS

Exhibit
Number      Item
------      ----

27          Financial Data Schedule (For SEC Use Only)


             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT").


      The following materials are included herewith and furnished to the Commission for its information:

            (1) One copy of the form of proxy and related materials sent to the registrant's security holders with respect to its 1997 annual meeting of stockholders.

      The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

      No annual report or similar material, other than as furnished herewith, has been sent to the security holders of the registrant with respect to its 1997 annual meeting of stockholders.

[LETTERHEAD] ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.



March 20, 1997




Dear Stockholder:

The 1997 Annual Meeting of Stockholders will be held on Monday, May 5, 1997 at 6:00 p.m. in the Medical Arts Building Auditorium. For further information, please refer to the enclosed Notice of Annual Meeting. You also will find enclosed, a letter from the Chairman of the Board, Thomas Mawn, M.D., and the Nominating Committee's report on its nominations for each directorship to be filled at the Annual Meeting.

Reports will be presented on all 1996 activities of St. Joseph's Physician Associates, Inc. This Annual Meeting is intended to provide an opportunity for all Stockholders to participate in the affairs of the Company. This participation is very important to the future of the Company and the Bylaws ensure that participation is open to all Stockholders. The new Board members will be elected, and soon after the Annual Meeting, new committees will be re-appointed. Please call me if you are interested in serving on a committee.

We look forward to your participation at the meeting. If you are unable to attend, however, please complete the enclosed proxy and return it to us in the enclosed return envelope.

                                   Sincerely,

                                   /s/ Norman Castellano, M.D.

                                   Norman Castellano, M.D.
                                   President

Enclosures

[LETTERHEAD] ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.



March 20, 1997





Dear Stockholder:

One of the purposes of the 1997 Annual Meeting of the Stockholders is to elect three members of the Board of Directors. The Nominating Committee of the Board of Directors has met to nominate individuals to fill the three vacancies on the Board of Directors. The members of this Committee are Norman Castellano, M.D.,
N. Bruce Edgerton, M.D., and myself. The Chairman of the Committee is Dr. Edgerton. All members can be contacted at the above mailing address.

Enclosed is the Nominating Committee's report on its nominations for each directorship to be filled at the Annual Meeting.

Nominations, in addition to those made by the Nominating Committee, may be made by petition by at least twenty-five percent (25%) of the shareholders eligible to vote at the Annual Meeting. There were 433 shareholders of record as of March 15, 1997, so 109 shareholders must sign a nominating petition. The petition must be filed with the President, Norman Castellano, M.D., or the Secretary, Anthony Brannan, M.D., not later than fourteen (14) days before the Annual Meeting scheduled on May 5, 1997.

We look forward to seeing you at the meeting.

Sincerely,

/s/ Thomas Mawn, M.D.

Thomas Mawn, M.D.
Chairman of the Board of Directors

Enclosure

[LETTERHEAD] ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




March 21, 1997


Dr. Thomas Mawn, M.D.
Chairman of the Board, SJPA
4710 North Habana Avenue #400
Tampa, FL 33614

RE: Nominations for SJPA Board of Directors

Dear Dr. Mawn:

The Nominating Committee, consisting of Norman J. Castellano, M.D., 2727 W. Dr. Martin Luther King Jr. Blvd., Suite 450, Tampa, FL 33607; Thomas Mawn, M.D., 4710 North Habana Avenue, Suite 400, Tampa, FL 33614; and myself, N. Bruce Edgerton, M.D., 2706 W. Dr. Martin Luther King Jr. Blvd., Suite A, Tampa, FL 33607, has met and submits the following nominations.

For a full four-year term on the Board of Directors as provided by our Bylaws, Allen Miller, M.D., Surgery representative; Lane France, M.D., Pediatric representative; and for the one-year, hospital-based physician term: John Rasmussen, M.D., Radiology.

Respectfully submitted,

/s/ N. Bruce Edgerton, M.D.

N. Bruce Edgerton, M.D.
Chairman, Nominating Committee

NBD/mbg

                    ST. JOSEPH'S PHYSICIAN ASSOCIATION, INC.

                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                  May 5, 1997





         You are cordially invited to attend the 1997 Annual Meeting of the stockholders of St. Joseph's Physician Associates, Inc., which will be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King, Jr. Blvd., Tampa, Florida, on Monday, May 5, 1997 at 6:00 p.m., local time, for the following purposes:

         (1) To elect three directors, two to serve terms of four years and one to serve a term of one year;

                                       and

         (2) To transact such other business as may properly come before the meeting or any adjournments thereof.

         Only stockholders of record at the close of business on March 15, 1997 are entitled to notice of and to vote at the meeting or any adjournments thereof.

         Accompanying this Notice of Annual Meeting is a form of proxy. In the event that you will be unable to attend the meeting, please sign, date and return the proxy in the enclosed return envelope.

                                     By order of the Board of Directors



                                     /s/ Anthony Brannan, M.D.
                                     ----------------------------------------
                                     ANTHONY BRANNAN, M.D., Secretary



March 19, 1997

Enclosures

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                        Proxy Solicited on Behalf of the
                             Board of Directors for
                        1997 Annual Stockholders' Meeting

         The undersigned stockholder of St. Joseph's Physician Associates, Inc. (the "Company"), revoking all prior proxies, hereby appoints Thomas Mawn, M.D., Norman Castellano, M.D. and N. Bruce Edgerton, M.D., or one or more of them, as the attorneys and proxies of the undersigned, with full power of substitution and revocation, to vote all the shares of stock of the Company that the undersigned may be entitled to vote at the 1997 Annual Meeting of the Stockholders of the Company to be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King Jr. Blvd., Tampa, Florida, on May 5, 1997, at 6:00 p.m., local time, and at any adjournment or adjournments thereof, with all powers that the undersigned would possess if personally present, upon the following matters as more fully described in the accompanying Notice of Annual Meeting, receipt of which is hereby acknowledged:

   (1)      Election of Directors to serve terms of four years each:
            [ ] FOR the nominees listed below (except as marked to the contrary):

                            Allen Miller, M.D.
                            Lane France, M.D.

                    (To withhold authority to vote for one of the nominees, strike through his name above.)

            [ ]     WITHHOLD authority to vote for all nominees listed above.

   (2)      Election of Director to serve term of one year:
            [ ]     FOR the nominee listed below:

                            John Rasmussen, M.D.

            [ ]     WITHHOLD authority to vote for the nominee listed above.

   (3) In their discretion upon such other matters as may properly come before the meeting.

         When properly executed, this proxy will be voted as specified above. If the proxy is returned with no contrary specification made, it will be voted FOR Proposal (1) and FOR Proposal (2).

         DATED the      day of                  , 1997.
                   -----       -----------------

                                            (SIGNATURE)
                                                       ------------------------

                                            (PRINT NAME)
                                                       ------------------------

Please sign name exactly as it appears on stock certificate. When signing as attorney, executor, administrator, trustee or guardian, give full title. If more than one trustee or personal representative, all must sign.