Form 10QSB
period 1997-03-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1997-05-15
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                ===============

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997
Commission File Number 33-22011-A


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

            Florida                                 59-2858209
            -------                                 ----------
(State of incorporation)              (I.R.S. Employer Identification No.)

4900 North Habana Ave., Tampa,FL                       33614
--------------------------------                       -----
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number,
  including area code:                               (813) 854-4668
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

                 Class                  Outstanding at March 31, 1997

Common stock, par value $1.00 per share                 433 shares
---------------------------------------                 ----------

                      Documents incorporated by reference
                                      NONE

                               TABLE OF CONTENTS

                 FORM 10-QSB QUARTERLY REPORT - March 31, 1997

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements                                           3 -  9
                  --------------------

     Item 2.      Management's Discussion and Analysis or
                  Plan of Operation                                             10 - 12
                  -----------------



PART II -OTHER INFORMATION

     Item 1.      Legal Proceedings                                                13

     Item 2.      Changes in Securities                                            14

     Item 3.      Defaults Upon Senior Securities                                  14
     Item 4.      Submission of Matters to a Vote of Security
                         Holders                                                   14

     Item 5.      Other Information                                                14

     Item 6.      Exhibits and Reports on Form 8-K                                 14


                  Signatures                                                       15

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                       March 31,        December 31,
                                                        1997                1996
                                                    -----------         -----------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                       $   715,588         $   769,570
    Distribution receivable from
       limited partnership investments                   23,380              38,520
    Income taxes receivable                              78,879               6,379
    Prepaid expenses                                      4,446               6,666
                                                    -----------         -----------
Total current assets                                    822,293             821,135

Equity investments                                      752,040             742,867
Other investments                                        20,000              20,000
                                                    -----------         -----------
Total assets                                        $ 1,594,333         $ 1,584,002
                                                    ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                $    20,246         $    23,978
    Income taxes payable                                  5,063                   0
                                                    -----------         -----------
Total current liabilities                                25,309              23,978

Deferred income taxes                                    78,326              78,326
                                                    -----------         -----------
Total liabilities                                       103,635             102,304

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares
     authorized; 426 shares at March 31, 1997
     and 426 shares at December 31, 1996 issued
     and outstanding                                        426                 426
    Common stock subscribed, 7 shares at
     March 31, 1997 and 7 shares at
     December 31, 1996                                        7                   7
    Subscriptions receivable                            (11,600)            (11,600)
    Additional paid-in capital                          704,975             704,975
    Retained earnings                                   796,890             787,890
                                                    -----------         -----------
Total stockholders' equity                            1,490,698           1,481,698
                                                    -----------         -----------

Total liabilities and stockholders' equity          $ 1,594,333         $ 1,584,002
                                                    ===========         ===========




                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME




                                                      For the             For the
                                                   quarter ended       quarter ended
                                                   March 31, 1997      March 31, 1996
                                                   --------------      --------------
                                                    (Unaudited)         (Unaudited)
Equity in net earnings of investees                 $     9,173         $    30,851
Distribution income                                      23,380              38,520
                                                    -----------         -----------
                                                         32,553              69,371

Expenses:
  Salary                                                 10,000              10,000
  General and administrative                             15,024              12,270
                                                    -----------         -----------
                                                         25,024              22,270

Operating income                                          7,529              47,101

Interest income                                           6,534               6,157
                                                    -----------         -----------
Income before income taxes                               14,063              53,258

Income taxes                                              5,063              18,640
                                                    -----------         -----------
Net Income                                          $     9,000         $    34,618
                                                    ===========         ===========


Net income per common share                         $        21         $        81
                                                    ===========         ===========

Weighted average shares outstanding                         433                 427
  and subscribed                                    ===========         ===========










                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                      For the              For the
                                                   quarter ended        quarter ended
                                                   March 31, 1997      March 31, 1996
                                                   --------------      --------------
Operating activities
Net income                                          $    9,000          $   34,618
Adjustments to reconcile net income to net cash
    used in operating activities:
     Equity in net earnings of investees                (9,173)            (30,851)
     Distribution income                               (23,380)            (38,520)
     Changes in operating assets and liabilities:
       Prepaid expenses                                  2,220               2,677
       Income taxes receivable                         (72,500)                  0
       Accrued expenses                                 (3,732)              4,384
       Income taxes payable                              5,063             (16,360)
                                                    ----------          ----------
Net cash used in operating activities                  (92,502)            (44,052)

Investing activities
Distributions received                                  38,520              44,000
                                                    ----------          ----------
Net cash provided by investing activities               38,520              44,000

Financing activities
Proceeds from sale of common stock                           0                   0
Redemption of common stock                                   0                   0
                                                    ----------          ----------
Net cash provided by financing activities                    0                   0

Decrease  in cash and cash equivalents                 (53,982)                (52)
Cash and cash equivalents at beginning of quarter      769,570             643,988
                                                    ----------          ----------
Cash and cash equivalents at end of quarter         $  715,588          $  643,936
                                                    ==========          ==========




                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Organization

The Company was organized on November 20, 1987 as a Florida corporation. The Company was organized to establish and operate an association of qualified physicians for the purpose of engaging directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO") for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The remaining 2,500 common shares of the PHO are owned by St. Joseph's Enterprises, Inc.("Enterprises") The PHO also had 6,250 preferred shares outstanding as of December 31, 1996. Prior to January 31, 1997, the Company earned equity in the net earnings of the PHO at 22.22% of the PHO's earnings after deducting a 6% cumulative dividend for the 6,250 preferred shares. The PHO's preferred shares were redeemed effective January 31, 1997 for $184,375. As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO. The PHO was organized for the purpose of engaging directly or indirectly in managed care arrangements and health care related ventures.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (con't):

Equity Investments

The Company accounts for its investments in the PHO and HHC on the equity method. Accordingly, these investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and is being amortized as a component of equity in net earnings of investees over forty years. As of March 31, 1997, the unamortized excess cost of acquisition of the investment in HHC was $67,942. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income.

Other Investments

The Company owns five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"). The investment is accounted for at cost due to the Company's limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions are recorded as income when declared and reported as distribution income.

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

NOTE 2 - RELATED PARTIES:

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc., which is owned by St. Joseph's Health Care Center, Inc("SJHC"). Until January 31, 1997, SJHC provided administrative support to the Company at no charge. Beginning February 1, 1997, SJHC began to charge the Company for administrative support and direct costs (i.e., supplies, food charges, printing, etc.).

All limited partner investors in the PHO's ventures are investors in the Company. In addition, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

On October 1, 1991, the Company hired an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors. Under the terms of a funding agreement dated October 1, 1991, the PHO agreed to reimburse the Company for compensation paid to the executive director up to the limits set forth in the Executive Director Agreement. The funding agreement was terminated by the PHO effective January 1, 1996. Accordingly, the Company currently is responsible for paying the compensation of the executive director without reimbursement from the PHO. The Company's payment of compensation to the executive director for the three months ended March 31, 1997 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:


                                                         HHC          PHO           TOTAL
                                                      --------     ---------      --------
Balance at December 31, 1996                          $605,100     $ 137,767      $742,867
      Equity in net earnings (loss)  of investees       15,975        (6,802)        9,173
                                                      --------     ---------      --------
Balance at March 31, 1997                             $621,075     $ 130,965      $752,040
                                                      ========     =========      ========


The condensed balance sheets of the equity investees are as follows:


Balance Sheets                          March 31, 1997          December 31, 1996
--------------                    -----------------------     -----------------------
                                      HHC          PHO           HHC           PHO
                                  ----------     --------     ----------     --------
                                  (unaudited)   (unaudited)
Assets:
      Currents assets             $2,581,195     $307,608     $2,128,418     $529,474
      Noncurrent assets                3,901      267,134          4,902      259,025
                                  ----------     --------     ----------     --------
             Total assets         $2,585,096     $574,742     $2,133,320     $788,499
                                  ==========     ========     ==========     ========

Liabilities and stockholders'
 equity:
      Current liabilities         $1,246,177     $ 97,715     $  827,404     $163,323
      Long-term liabilities          232,654            0        232,654            0
      Stockholders' equity         1,106,265      477,027      1,073,262      625,176
                                  ----------     --------     ----------     --------
Total liabilities and
      stockholders' equity        $2,585,096     $574,742     $2,133,320     $788,499
                                  ==========     ========     ==========     ========


The condensed statements of income of the equity investees are as follows:


                                                                       For the 3 Months Ended
                                                                     -------------------------
                                                                     March 31,       March 31,
                                                                        1997           1996
                                                                     ----------     ---------
                                                                    (unaudited)     (unaudited)
Statement of Income - HHC
---------------------------------
                                  Revenues                           $ 767,387      $ 642,863
                                  Expenses                             725,815        574,729
                                                                     ---------      ---------
                                                                        41,572         68,134
                                  Income tax provision                  (8,569)       (10,219)
                                                                     ---------      ---------
                                  Net income                         $  33,003      $  57,915
                                                                     =========      =========


Statement of Income - PHO
---------------------------------
                                  Equity in partnership earnings     $  23,694      $  22,275
                                  Other revenues                         9,540          9,398
                                  Expenses                              53,876         13,234
                                                                     ---------      ---------
                                                                       (20,642)        18,439
                                  Income tax benefit (provision)         3,929         (3,780)
                                                                     ---------      ---------
                                  Net income (loss)                  ($ 16,713)     $  14,659
                                                                     =========      =========

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                 March 31, 1997


Liquidity

Cash resources of the Company decreased by $53,982 during the first three months of 1997 and $52 during the same time period in 1996. Cash resources resulted from the quarterly distributions received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"), offset by expenditures for operating expenses and estimated tax payments. The first quarter tax payment made in 1997 was high because it included the balance due for the 1996 tax liability as well as the estimated payment for the first quarter of 1997. The balance due for the 1996 tax liability was higher than the prior year because of an increase in the Company's net income during 1996.

On May 26, 1995, St. Joseph's Health Network, Inc. ("SJHN"), a 100%-owned subsidiary of the PHO, was incorporated. SJHN, a physician-hospital organization, is negotiating at-risk products with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. In the near future, the Company might find it appropriate to assist the PHO with providing additional capitalization for SJHN. The amount of funding, if any, has not been determined at this time. However, the Company's contribution to such funding would be determined by taking into account the Company's available liquidity and its other anticipated cash needs. Additional liquidity for SJHN is expected to be received from other sources, including provider credentialing fees, additional equity contributions from the PHO and/or borrowings.

On March 31, 1997, a $23,380 distribution with respect to the five SDS limited partnership units was declared and will be received during the second quarter of 1997.


Management believes that current cash reserves, additional distributions with respect to the five SDS limited partnership units, as well as the proceeds of additional sales of its common stock will provide adequate short-term funding of the Company's on-going operations. However, because of the Company's decision to use its cash flows to compensate its Executive Director, and to fund its other regular operating expenses, it is possible that the Company will not be in a position to fund new projects that could arise in the future.


Capital Resources

The Company expects to commence a private offering of its common stock in May 1997 at $3,450 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and HHC. The equity in net earnings has decreased compared to the first quarter of 1996 as a result of a decrease in the profitability of the PHO and HHC. The decrease in the profitability of the PHO is a result of an increase in expenses relating to compensation and benefit costs incurred with respect to newly hired staff. Although revenues increased for HHC, overall profitability during the first quarter of 1997 was lower than the same period of 1996 because the volume of Medicaid patients (for whom reimbursements are lower than for patients covered by commercial HMO's and insurers) increased significantly.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the first quarter of 1997 was lower than for the same period in 1996. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1997 and 1996 resulted from higher cash balances in 1997 than during the same period of 1996.

General and administrative expenses increased during the first quarter compared to the same time period of 1996. Expenditures incurred in the first quarter of 1997 relating to bookkeeping and administrative services were previously provided without charge by SJHC. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1996. Expenditures incurred relate to the compensation paid to the executive director.

During the first quarter of 1997, the Company had net income of $9,000. Therefore, the net income per common share was $21 for the first quarter of 1997. The net income per common share for the same quarter last year was $81 per share. The decrease in the net income per common share for the first quarter of 1997 resulted from a decrease in net income and a greater number of shares outstanding.

Several new laws and regulations affecting the healthcare industry were adopted at both the state and federal levels during 1992, 1993, 1994, 1995, 1996, and 1997. Healthcare reform legislation may have been passed by the Florida Legislature during its Session that ended on May 2, 1997. However, owing to the absence of any effective legislative reporting services in Florida, it is not yet possible for the Company to know with certainty as of this date whether any such legislation may have been passed into law or, if passed, may have been vetoed by the Governor. Additional healthcare reform is being considered in 1997 at the federal level. Some of the legislation and regulation could have a significant adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

To the knowledge of the Company's management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, or its Partially Owned Operations, to which the Company or any of its Partially Owned Operations is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 1997, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                      Number of Votes
                                                      ---------------
                                                      For    Withheld
                                                      ---    --------
Lane France, M.D. (term expiring 2001)                176      17
Allen Miller, M.D. (term expiring 2001)               190       3
John Rasmussen, M.D. (term expiring 1998)             187       6

Other directors whose term of office continued after the meeting were:

Anthony Brannan, M.D.                                William Luria, M.D.
Norman Castellano, M.D.                              Benedict Maniscalco, M.D.
N. Bruce Edgerton, M.D.                              Michael Wasylik, M.D.


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    27 - Financial Data Schedule (for SEC use only)

b.  Reports on Form 8-K

None

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                  --------------------------------------------
                                                 (Registrant)



Date: May 13, 1997                     /s/  Anthony Brannan, M.D.
                                      ----------------------------------------
                                      Anthony Brannan, M.D., President
                                      St. Joseph's Physician Associates, Inc.




Date: May 13, 1997                     /s/  William Luria, M.D.
                                      -------------------------------------
                                      William Luria, M.D., Treasurer and
                                      Principal Financial Officer
                                      St. Joseph's Physician Associates, Inc.