Form 10QSB
period 1997-06-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1997-08-12
CIK 833212

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                ================

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997
Commission File Number 33-22011-A


                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                     ---------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

        Florida                                          59-2858209
        -------                                          ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

4900 North Habana Ave., Tampa,FL                            33614
--------------------------------                            -----
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number,
   including area code:                                (813) 854-4668
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

                 Class                  Outstanding at June 30, 1997

Common stock, par value $1.00 per share                 433 shares
---------------------------------------                 ----------

                       Documents incorporated by reference
                                      NONE

                                TABLE OF CONTENTS

                  FORM 10-QSB QUARTERLY REPORT - June 30, 1997

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements                                     3 -  9

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                        10 - 12


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                          13

         Item 2.  Changes in Securities                                      14

         Item 3.  Defaults Upon Senior Securities                            14

         Item 4.  Submission of Matters to a Vote of Security
                      Holders                                                14

         Item 5.  Other Information                                          14

         Item 6.  Exhibits and Reports on Form 8-K                           14


                  Signatures                                                 15

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                     -----------    ------------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                        $   702,079    $   769,570
    Distribution receivable from
       limited partnership investments                    30,010         38,520
    Income taxes receivable                               78,879          6,379
    Prepaid expenses                                       2,228          6,666
                                                     -----------    -----------
Total current assets                                     813,196        821,135

Equity investments                                       764,776        742,867
Other investments                                         20,000         20,000
                                                     -----------    -----------
Total assets                                         $ 1,597,972    $ 1,584,002
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                 $    20,096    $    23,978
    Income taxes payable                                   6,428              0
                                                     -----------    -----------
Total current liabilities                                 26,524         23,978

Deferred income taxes                                     78,326         78,326
                                                     -----------    -----------

Total liabilities                                        104,850        102,304

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares
     authorized; 426 shares at June 30, 1997
     and 426 shares at December 31, 1996 issued
     and outstanding                                         426            426
    Common stock subscribed, 7 shares at
     June 30, 1997 and 7 shares at
     December 31, 1996                                         7              7
    Subscriptions receivable                             (11,600)       (11,600)
    Additional paid-in capital                           704,975        704,975
    Retained earnings                                    799,314        787,890
                                                     -----------    -----------
Total stockholders' equity                             1,493,122      1,481,698
                                                     -----------    -----------

Total liabilities and stockholders' equity           $ 1,597,972    $ 1,584,002
                                                     ===========    ===========




                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME




                                               For the six       For the six        For the three       For the three
                                              months ended       months ended        months ended        months ended
                                              June 30, 1997      June 30, 1996      June 30, 1997        June 30, 1996
                                              -------------      -------------      -------------       --------------
                                               (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
Equity in net earnings of investees             $ 21,909           $ 93,855           $  12,736            $ 63,004
Distribution income                               53,390             77,040              30,010              38,520
                                                --------           --------           ---------            --------
                                                  75,299            170,895              42,746             101,524

Expenses:
  Salary                                          20,000             20,000              10,000              10,000
  General and administrative                      51,408             41,084              36,384              28,814
                                                --------           --------           ---------            --------
                                                  71,408             61,084              46,384              38,814
Operating income (loss)                            3,891            109,811              (3,638)             62,710

Interest income                                   13,960             12,099               7,426               5,942
                                                --------           --------           ---------            --------
Income before income taxes                        17,851            121,910               3,788              68,652

Income taxes                                       6,427             42,668               1,364              24,028
                                                --------           --------           ---------            --------
Net Income                                      $ 11,424           $ 79,242           $   2,424            $ 44,624
                                                ========           ========           =========            ========


Net income per common share                     $     26           $    187           $       6            $    105
                                                ========           ========           =========            ========

Weighted average shares outstanding
     and subscribed                                433.0              424.7               433.0               426.7
                                                ========           ========           =========            ========






                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                        For the six      For the six
                                                       months ended      months ended
                                                       June 30, 1997    June 30, 1996
                                                       -------------    -------------
                                                        (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
Net income                                               $  11,424         $  79,242
Adjustments to reconcile net income to net cash
    used in operating activities:
     Equity in net earnings of investees                   (21,909)          (93,855)
     Distribution income                                   (53,390)          (77,040)
     Changes in operating assets and liabilities:
       Prepaid expenses                                      4,438             5,353
       Income taxes receivable                             (72,500)                0
       Accrued expenses                                     (3,882)            6,938
       Income taxes payable                                  6,428           (13,832)
                                                         ---------         ---------
Net cash used in operating activities                     (129,391)          (93,194)

INVESTING ACTIVITIES
Distributions received                                      61,900            82,520
                                                         ---------         ---------
Net cash provided by investing activities                   61,900            82,520

FINANCING ACTIVITIES
Proceeds from sale of common stock                               0            26,600
Redemption of common stock                                       0            (3,048)
                                                         ---------         ---------
Net cash provided by financing activities                        0            23,552

Increase (decrease)  in cash and cash equivalents          (67,491)           12,878
Cash and cash equivalents at beginning of period           769,570           643,988
                                                         ---------         ---------
Cash and cash equivalents at end of period               $ 702,079         $ 656,866
                                                         =========         =========








                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three months and six months ended June 30, 1997 and 1996.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

The Company was organized on November 20, 1987, as a Florida corporation, to establish and operate an association of qualified physicians for the purpose of engaging directly or indirectly in health care related ventures.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't):

Equity Investments

The Company accounts for its investments in the PHO and HHC on the equity method. Accordingly, these investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and is being amortized as a component of equity in net earnings of investees over forty years. As of June 30, 1997, the unamortized excess cost of acquisition of the investment in HHC was $67,415. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income.

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

On October 1, 1991, the Company hired an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors. Under the terms of a funding agreement dated October 1, 1991, the PHO agreed to reimburse the Company for compensation paid to the executive director up to the limits set forth in the Executive Director Agreement. The funding agreement was terminated by the PHO effective January 1, 1996. Accordingly, the Company currently is responsible for paying the compensation of the executive director without reimbursement from the PHO. The Company's payment of compensation to the executive director for the six months ended June 30, 1997 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                                       HHC        PHO         Total
                                                    --------   ---------    --------
Balance at December 31, 1996                        $605,100   $ 137,767    $742,867
      Equity in net earnings (loss)  of investees     39,853     (17,944)     21,909
                                                    --------   ---------    --------
Balance at June 30, 1997                            $644,953   $ 119,823    $764,776
                                                    ========   =========    ========


The condensed balance sheets of the equity investees are as follows:


Balance Sheets                      June 30, 1997         December 31, 1996
-----------------------------   ---------------------   ---------------------
                                    HHC         PHO         HHC         PHO
                                ----------   --------   ----------   --------
                                (unaudited) (unaudited)
Assets:
      Currents assets           $2,040,853   $326,787   $2,128,418   $529,474
      Noncurrent assets              2,961    270,561        4,902    259,025
                                ----------   --------   ----------   --------
             Total assets       $2,043,814   $597,348   $2,133,320   $788,499
                                ==========   ========   ==========   ========

Liabilities and stockholders'
 equity:
      Current liabilities       $  656,086   $148,407   $  827,404   $163,323
      Long-term liabilities        232,654          0      232,654          0
      Stockholders' equity       1,155,074    448,941    1,073,262    625,176
                                ----------   --------   ----------   --------
Total liabilities and
      stockholders' equity      $2,043,814   $597,348   $2,133,320   $788,499
                                ==========   ========   ==========   ========


The condensed statements of income of the equity investees are as follows:

                                     For the 6 Months Ended            For the 3 Months Ended
                                 -----------------------------      ---------------------------
                                   June 30,          June 30,         June 30,       June 30,
                                     1997              1996             1997           1996
                                 -----------       -----------      -----------     -----------
                                 (unaudited)       (unaudited)      (unaudited)     (unaudited)
Statement of Income - HHC
-------------------------
Revenues                         $ 1,525,488       $ 1,409,338       $ 767,387       $ 766,475
Expenses                           1,422,522         1,207,237         725,815         632,508
                                 -----------       -----------       ---------       ---------
                                     102,966           202,101          41,572         133,967
Income tax provision                 (21,155)          (55,925)         (8,569)        (45,706)
                                 -----------       -----------       ---------       ---------
Net income                       $    81,811       $   146,176       $  33,003       $  88,261
                                 ===========       ===========       =========       =========


Statement of Income - PHO
-------------------------
Equity in partnership earnings   $    47,128       $    49,556       $  23,434       $  27,281
Other revenues                        22,886           174,604          13,346         165,206
Expenses                             118,300            78,366          64,424          63,249
                                 -----------       -----------       ---------       ---------
                                     (48,286)          145,794         (27,644)        129,238
Income tax benefit (provision)         9,290           (43,828)          5,361         (40,048)
                                 -----------       -----------       ---------       ---------
Net income (loss)                $   (38,996)      $   101,966       $ (22,283)      $  89,190
                                 ===========       ===========       =========       =========

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                  June 30, 1997

Liquidity

Cash resources of the Company decreased by $67,491 during the first six months of 1997 and increased $12,878 during the same time period in 1996. Cash resources resulted from the quarterly distributions received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"), and were offset by expenditures for operating expenses and estimated tax payments. The tax payment made in the first quarter of 1997 included the estimated balance due for the 1996 tax liability and the estimated payment for the first quarter of 1997. Upon completion of the Company's 1996 federal and state income tax returns, it was determined that the Company was entitled to tax refunds. After applying sufficient amounts to cover the 1997 estimated taxes, the Company requested refunds totaling approximately $74,900 which are expected to be received during the third quarter of 1997. In addition, cash resources during the second quarter of 1996 included proceeds of $26,600 from the sale of common stock.

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

On June 30, 1997, a $30,010 distribution with respect to the five SDS limited partnership units was declared and will be received during the third quarter of 1997.

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


Capital Resources

In July 1997, the Company completed a private stock offering in which 10 shares of its common stock were sold at $3,450 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and HHC. As a result of a decrease in the profitability of the PHO and HHC, the equity in net earnings has decreased during the second quarter and the first six months of 1997 as compared to the same time periods in 1996. The decrease in the profitability of the PHO is a result of an increase in expenses relating to compensation and benefit costs incurred with respect to newly hired staff and a decrease in provider member fees associated with SJHN. Although revenues increased for HHC, overall profitability during the second quarter of 1997 was lower than the same period of 1996 because the volume of Medicaid patients increased significantly. The Medicaid per patient reimbursement is lower than for patients covered by commercial HMO's and insurers but the cost of providing services is similar.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the second quarter and first six months of 1997 was lower than for the same periods in 1996. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1997 and 1996 resulted from a higher average cash balance in 1997 than during the same period of 1996.

General and administrative expenses increased during the second quarter and first six months of 1997 compared to the same time periods of 1996. Expenditures incurred in the first six months of 1997 relating to bookkeeping and administrative services were previously provided without charge by SJHC. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.


Salary expense remained consistent with the same time period of 1996. Expenditures incurred relate to the compensation paid to the executive director.

During the second quarter of 1997, the Company had net income of $2,424. Therefore, the net income per common share was $6 for the second quarter of 1997. The net income per common share for the same quarter last year was $105 per share. The decrease in the net income per common share for the second quarter of 1997 resulted from a decrease in net income and a greater number of shares outstanding.

Several new laws and regulations affecting the healthcare industry were adopted at both the state and federal levels during the last several years, including 1996 and 1997. Some of the legislation and regulation could have a significant adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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



August 7, 1997

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                    --------------------------------------------
                                                  (Registrant)



Date: August 7, 1997                /s/  Anthony Brannan, M.D.
                                    --------------------------------------------
                                    Anthony Brannan, M.D., President
                                    St. Joseph's Physician Associates, Inc.




Date: August 7, 1997                /s/  William Luria, M.D.
                                    --------------------------------------------
                                    William Luria, M.D., Treasurer and
                                    Principal Financial Officer
                                    St. Joseph's Physician Associates, Inc.