Form 10QSB
period 1997-09-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1997-11-12
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                ----------------

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
Commission File Number 33-22011-A

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

                    Yes    X        No
                       --------       --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                              Outstanding at September 30, 1997

Common stock, par value $1.00 per share                   443 shares
---------------------------------------                   ----------

                      Documents incorporated by reference
                                      NONE

                               TABLE OF CONTENTS

               FORM 10-QSB QUARTERLY REPORT - September 30, 1997

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

     Item 1.               Financial Statements                                                                3 -  9

     Item 2.               Management's Discussion and Analysis or

                           Plan of Operation                                                                  10 - 12

PART II - OTHER INFORMATION

     Item 1.               Legal Proceedings                                                                       13

     Item 2.               Changes in Securities                                                                   14

     Item 3.               Defaults Upon Senior Securities                                                         14

     Item 4.               Submission of Matters to a Vote of Security
                                    Holders                                                                        14

     Item 5.               Other Information                                                                       14

     Item 6.               Exhibits and Reports on Form 8-K                                                        14


                           Signatures                                                                              15

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                                     September 30,               December 31,
                                                                         1997                       1996
                                                                   ---------------               ------------
                                                                     (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                        $     826,397                 $  769,570
    Distribution receivable from
       limited partnership investments                                      30,010                     38,520
    Income taxes receivable                                                  3,998                      6,379
    Prepaid expenses                                                            73                      6,666
                                                                     -------------                 ----------
Total current assets                                                       860,478                    821,135

Equity investments                                                         753,462                    742,867
Other investments                                                           20,000                     20,000
                                                                     -------------                -----------
Total assets                                                         $   1,633,940                $ 1,584,002
                                                                     =============                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                                 $      15,531                $    23,978
    Income taxes payable                                                     7,520                          0
                                                                     -------------                -----------
Total current liabilities                                                   23,051                     23,978

Deferred income taxes                                                       78,326                     78,326
                                                                     -------------                -----------
Total liabilities                                                          101,377                    102,304

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares
     authorized; 436 shares at September 30, 1997
     and 426 shares at December 31, 1996 issued
     and outstanding                                                           436                        426
    Common stock subscribed, 7 shares at
     September  30, 1997 and at
     December 31, 1996                                                           7                          7
    Subscriptions receivable                                                (8,600)                   (11,600)
    Additional paid-in capital                                             739,465                    704,975
    Retained earnings                                                      801,255                    787,890
                                                                     -------------                -----------
Total stockholders' equity                                               1,532,563                  1,481,698
                                                                     -------------                -----------
Total liabilities and stockholders' equity                           $   1,633,940                $ 1,584,002
                                                                     =============                ===========


                         The accompanying notes are an
                  integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME

                                                  For the nine     For the nine       For the three       For the three
                                                  months ended     months ended       months ended        months ended
                                                 Sept 30, 1997    Sept 30, 1996       Sept 30, 1997       Sept 30, 1996
                                                 -------------    -------------       -------------       -------------
                                                  (Unaudited)      (Unaudited)         (Unaudited)        (Unaudited)
Equity in net earnings (loss) of investees        $ 10,595           $ 117,678            ($11,313)            $ 26,739
Distribution income                                 83,400             115,560              30,010               38,520
                                                  --------           ---------           ---------             --------
                                                    93,995             233,238              18,697               65,259
Expenses:
  Salary                                            30,000              30,000              10,000               10,000
  General and administrative                        64,808              61,899              13,400               20,816
                                                  --------           ---------           ---------             --------
                                                    94,808              91,899              23,400               30,816

Operating income (loss)                               (813)            141,339              (4,703)              34,443

Interest income                                     21,698              18,494               7,737                6,395
                                                  --------           ---------           ---------             --------
Income before income taxes                          20,885             159,833               3,034               40,838

Income taxes                                         7,520              55,942               1,093               13,274
                                                  --------           ---------           ---------             --------
Net Income                                        $ 13,365           $ 103,891           $   1,941             $ 27,564
                                                  ========           =========           =========             ========
Net income per common share                       $     31           $     240           $       4             $     62
                                                  ========           =========           =========             ========
Weighted average shares outstanding
     and subscribed                                 435.31               433.6              439.85                447.2
                                                  ========           =========           =========             ========

                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    For the nine               For the nine
                                                                    months ended               months ended
                                                                    Sept 30, 1997             Sept 30, 1996
                                                                ----------------------     ---------------------
                                                                     (Unaudited)                (Unaudited)
OPERATING ACTIVITIES
Net income                                                             $  13,365                    $ 103,891
Adjustments to reconcile net income to net cash
    used in operating activities:
     Equity in net earnings of investees                                 (10,595)                    (117,678)
     Distribution income                                                 (83,400)                    (115,560)
     Changes in operating assets and liabilities:
       Prepaid expenses                                                    6,593                        8,029
       Income taxes receivable                                             2,381                            0
       Accrued expenses                                                   (8,447)                       4,412
       Income taxes payable                                                7,520                         (558)
                                                                       ---------                    ---------
Net cash used in operating activities                                    (72,583)                    (117,464)

INVESTING ACTIVITIES
Distributions received                                                    91,910                      159,560
                                                                       ---------                    ---------
Net cash provided by investing activities                                 91,910                      159,560

FINANCING ACTIVITIES
Proceeds from sale of common stock                                        37,500                       66,800
Redemption of common stock                                                     0                       (9,296)
                                                                       ---------                    ---------
Net cash provided by financing activities                                 37,500                       57,504

Increase in cash and cash equivalents                                     56,827                       99,600
Cash and cash equivalents at beginning of period                         769,570                      643,988
                                                                       ---------                    ---------
Cash and cash equivalents at end of period                             $ 826,397                    $ 743,588
                                                                       =========                    =========











                         The accompanying notes are an
                  integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS

The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three months and nine months ended September 30, 1997 and 1996.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (con't):

Equity Investments

The Company accounts for its investments in the PHO and HHC on the equity method. Accordingly, these investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and is being amortized as a component of equity in net earnings of investees over forty years. As of September 30, 1997, the unamortized excess cost of acquisition of the investment in HHC was $66,889. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income.

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

On October 1, 1991, the Company hired an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors. Under the terms of a funding agreement dated October 1, 1991, the PHO agreed to reimburse the Company for compensation paid to the executive director up to the limits set forth in the Executive Director Agreement. The funding agreement was terminated by the PHO effective January 1, 1996. Accordingly, the Company currently is responsible for paying the compensation of the executive director without reimbursement from the PHO. The Company's payment of compensation to the executive director for the nine months ended September 30, 1997 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                                           HHC                 PHO               Total
                                                    -----------------  ------------------  -----------------
Balance at December 31, 1996                                $605,100            $137,767           $742,867
      Equity in net earnings (loss)  of investees             49,021             -38,426             10,595
                                                    -----------------  ------------------  -----------------
Balance at September 30, 1997                               $654,121            $ 99,341           $753,462
                                                    =================  ==================  =================

The condensed balance sheets of the equity investees are as follows:

Balance Sheets                           September 30, 1997                        December 31, 1996
-------------------------      --------------------------------------  -------------------------------------
                                      HHC                  PHO                HHC                 PHO
                               ------------------   -----------------  ------------------  -----------------
                                  (unaudited)         (unaudited)
Assets:
      Currents assets                 $2,040,853            $263,333          $2,128,418           $529,474
      Noncurrent assets                    2,961             291,064               4,902            259,025
                               ------------------   -----------------  ------------------  -----------------
            Total assets              $2,043,814            $554,397          $2,133,320           $788,499
                               ==================   =================  ==================  =================

Liabilities and stockholders'
 equity:
      Current liabilities               $656,086            $156,493          $  827,404           $163,323
      Long-term liabilities              232,654                   0             232,654                  0
      Stockholders' equity             1,155,074             397,904           1,073,262            625,176
                               ------------------   -----------------  ------------------  -----------------
Total liabilities and
      stockholders' equity            $2,043,814            $554,397          $2,133,320           $788,499
                               ==================   =================  ==================  =================


The condensed statements of income of the equity investees are as follows:

                                       For the 9 Months Ended                 For the 3 Months Ended
                               --------------------------------------  -------------------------------------
                                     Sept 30,             Sept 30,           Sept 30,            Sept 30,
                                       1997                 1996               1997                1996
                               ------------------   -----------------  ------------------  -----------------
                                  (unaudited)         (unaudited)         (unaudited)        (unaudited)
Statement of Income - HHC
Revenues                              $2,275,475          $2,184,048            $749,987           $774,708
Expenses                               2,138,448           1,910,398             715,926            697,159
                               ------------------   -----------------  ------------------  -----------------
                                         137,027             273,650              34,061             77,549
Income tax provision                     (35,827)            (97,765)            (14,672)           (42,010)

                               ------------------   -----------------  ------------------  -----------------
Net income                            $  101,200          $  175,885            $ 19,389           $ 35,539
                               ==================   =================  ==================  =================

Statement of Income - PHO
Equity in partnership earnings          $ 67,062          $   74,413            $ 19,934           $ 24,856
Other revenues                            37,705             258,858              14,819             84,254
Expenses                                 204,200             118,010              85,900             39,644
                               ------------------   -----------------  ------------------  -----------------
                                         (99,433)            215,261             (51,147)            69,466
Income tax benefit (provision)            19,476             (68,687)             10,186            (24,859)
                               ------------------   -----------------  ------------------  -----------------
Net income (loss)                       $(79,957)         $  146,574            $(40,961)          $ 44,607
                               ==================   =================  ==================  =================

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                               September 30, 1997

Liquidity

Cash resources of the Company increased by $56,827 during the first nine months of 1997 and $99,600 during the same time period in 1996. The increases in cash resources resulted from the quarterly distributions received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS") and proceeds from the sale of additional common stock, offset by expenditures for operating expenses. A smaller increase in cash resources was realized in 1997 compared to 1996 because no dividends have been received from HHC in 1997 and no dividends are expected. Also, more shares of stock were sold during 1996 than have been sold during 1997.

On May 26, 1995, St. Joseph's Health Network, Inc. ("SJHN"), a 100%-owned subsidiary of the PHO, was incorporated. SJHN, a physician-hospital organization, is negotiating at-risk products with managed care organizations on behalf of its provider network to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. In the near future, the Company might find it appropriate to assist the PHO with providing additional capitalization for SJHN. The amount of funding, if any, has not been determined at this time. However, the Company's contribution to such funding would be determined by taking into account the Company's available liquidity and its other anticipated cash needs. Additional liquidity for SJHN is expected to be received from other sources, including provider credentialing fees, additional equity contributions from the PHO and/or borrowings.

On September 30, 1997, a $30,010 distribution with respect to the five SDS limited partnership units was declared and is expected to be received during the fourth quarter of 1997. In addition, proceeds of $34,500 from the sale of additional SJPA common stock in 1997, and $3,000 from subscription payments from the sale of SJPA common stock in previous years, were received during the third quarter of 1997.

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

Results of Operations

Equity in net earnings (loss) of investees is the result of the Company's investments in the PHO and HHC. As a result of a decrease in the profitability of the PHO and HHC in 1997, the equity in net earnings has decreased during the third quarter and the first nine months of 1997 as compared to the same time periods in 1996. The decrease in the profitability of the PHO is a result of an increase in expenses relating to compensation and benefit costs incurred with respect to newly hired staff and a decrease in provider member fees associated with SJHN. The decrease in the profitability of the HHC during the third quarter is a result of a decrease in home care visits and infusion ("I.V.") therapy revenue associated with the termination of a contract with Hillsborough County, Florida. In addition, the costs of providing I.V. therapy increased during the third quarter.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the third quarter and first nine months of 1997 was lower than for the same periods in 1996. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1997 and 1996 resulted from a higher average cash balance in 1997 than during the same period of 1996.

General and administrative expenses decreased during the third quarter and increased during the first nine months of 1997 compared to the same time periods of 1996. Expenditures incurred in the first nine months of 1997 relating to bookkeeping and administrative services were previously provided without charge by SJHC. The decrease for the quarter is a result of a decrease in consulting and legal fees as compared to 1996. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1996. Expenditures incurred relate to the compensation paid to the Executive Director.

During the third quarter of 1997, the Company had net income of $1,941. Therefore, the net income per common share was $4 for the third quarter of 1997. The net income per common share for the same quarter last year was $62 per share. The decrease in the net income per common share for the third quarter of 1997 resulted from a decrease in net income.

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

                                       ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                       ---------------------------------------
                                                   (Registrant)

Date: November 7, 1997                 /s/  Anthony Brannan, M.D.
                                       ---------------------------------------
                                       Anthony Brannan, M.D., President
                                       St. Joseph's Physician Associates, Inc.

Date: November 7, 1997                 /s/  William Luria, M.D.
                                       ---------------------------------------
                                       William Luria, M.D., Treasurer and
                                       Principal Financial Officer
                                       St. Joseph's Physician Associates, Inc.