Form 10KSB40
period 1997-12-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1998-04-15
CIK 833212

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-22011-A

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                 (Name of small business issuer in its charter)

        FLORIDA                                                 59-2858209
(State or other jurisdic-                                 (IRS Employer Identi-
  tion of incorporation)                                      fication No.)

       4900 North Habana Ave., Tampa, Florida                    33614
       ----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:  (813) 854-4668
                            --------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $153,252

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                  Approximately $1,327,063 as of February 28, 1998 (estimate based on book value due to lack of trading market).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, par value $1.00 per share -- 430 shares as of March 31, 1998

Documents incorporated by reference:  None

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                                     for the
                          YEAR ENDED DECEMBER 31, 1997



                                TABLE OF CONTENTS



    PART I........................................................................................................1
    ITEM 1.       BUSINESS........................................................................................1
    ITEM 2.       PROPERTIES.....................................................................................31
    ITEM 3.       LEGAL PROCEEDINGS............................................................................. 31
    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................32

    PART II......................................................................................................32
    ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS............................................................................32
    ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION...........................................................................36
    ITEM 7.       FINANCIAL STATEMENTS...........................................................................49
    ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................................................49

    PART III.....................................................................................................50
    ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT............................................................................50
    ITEM 10.      EXECUTIVE COMPENSATION.........................................................................54
    ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..........................................................................54
    ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................55

    PART IV......................................................................................................56
    ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K...............................................................56

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

         SJHHS, a Florida corporation, was organized to provide home health services, including nursing and certain other health care services in the homes of home-bound patients. In June 1989, the Company purchased 50% of the outstanding common stock of SJHHS. The other 50% of the outstanding common stock of SJHHS is owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), a wholly owned subsidiary of St. Joseph's Health Care Center, Inc. ("HCC"). On January 5, 1998, the Company sold all of its ownership interest in SJHHS to SJAS for $100,000. See "HOSPITALS'

HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. d/b/a St. Joseph's Home Health Services - Nature of SJPA Interest" in Item 1 for further discussion.

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

         Organization and Operations -- General

         As currently operated, the primary function of the Company is to provide a vehicle whereby stockholders of the Company can, as a group, (1) indirectly participate (along with Enterprises) in the decision making processes affecting SJP, SJHN, the Same-Day Surgery Center Partnership, and other ventures in which the Company may have a direct or indirect interest, (2) realize economic benefits from the operations of such ventures; and (3) consider and evaluate the feasibility of other ventures relating to the provision of health care services and of matters affecting the medical community as a whole and the Company and its stockholders in particular. However, as to the PHO and ventures in which only an indirect interest is held through the PHO, the stockholders of the Company have only limited managerial control because, as a group, they can affect only the selection of one half of the directors of the PHO, SJP and SJHN. The Company's stockholders cannot directly participate in the management of the PHO, SJP, SJHN, or the Same Day Surgery Center Partnership, nor can they substantially participate in the decision making process affecting the PHO, SJP, SJHN, or the Same Day Surgery Center Partnership.

         In addition to its investment in the PHO, the Company owns five, of a total of 40, limited partner units in the Same-Day Surgery Center Partnership. Seven such units were purchased on January 1, 1991 for $4,000 in cash plus $10,000 in contingent promissory notes per unit, for a total of $28,000 in cash and $70,000 in contingent promissory notes. The Company sold two of such units in March 1991 for $22,000 in cash with the release of $10,000 in contingent promissory notes per unit, for a total of $44,000 in cash and the release of $20,000 in contingent promissory notes. The contingent promissory notes were payable by their terms in full on September 30, 1992, unless the Managing General Partner, in its discretion, chose to waive such obligation. On September 9, 1992, the Board of Directors of the PHO, as Managing General Partner of the Same-Day Surgery Center Partnership, decided to waive the obligation, because the funds were not needed.

         The PHO, SJP, SJHN, the Same Day Surgery Center Partnership, and SJHHS (in light of the Company's ownership of 50% of the outstanding stock during 1997 and until January 5, 1998) are collectively referred to herein as the "Partially Owned Operations." The two diagrams on the following pages are flow chart diagrams showing the structural relationship between the Company and the Partially Owned Operations. The first diagram shows the ownership affiliations of the Company, the PHO, SJP, SJHN, the Same Day Surgery Center Partnership, and SJHHS as of December 31, 1997. The second diagram shows the ownership affiliations of the Company, the PHO, SJP, SJHN, and the Same Day Surgery Center Partnership after the Company's sale of its 50% ownership interest in SJHHS on January 5, 1998.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             ORGANIZATIONAL CHART
                            AS OF DECEMBER 31, 1997


                                    [CHART]

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             ORGANIZATIONAL CHART
            SUBSEQUENT TO JANUARY 5, 1998 SALE OF HOME HEALTH STOCK


                                    [CHART]

         The Company's Principal Ventures -- the PHO and SJHHS

         Ownership Interest in the PHO. In 1997, the authorized capital stock of the PHO consisted of 5,000 shares of voting common stock, par value $1.00 per share, and 6,250 shares of nonvoting (except as required by law) preferred stock, par value $20.00 per share. The Company and Enterprises each own 2,500 shares of the common stock of the PHO, constituting all of the outstanding stock of the PHO. Until January 31, 1997, Enterprises also owned all 6,250 shares of the preferred stock of the PHO, which preferred stock gave Enterprises the right to require the PHO to redeem its preferred stock at any time after July 31, 1992 upon 30 days notice, at par plus dividends owing with respect thereto, on the sole condition that funds be legally available therefor. Enterprises exercised its right to require redemption, and all 6,250 shares of nonvoting preferred stock were redeemed, effective on January 31, 1997, for $184,375 (including cumulative unpaid dividends). As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO.

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

         SJP has signed a Network Linking Agreement ("Network Linking Agreement") with BayCare Health Network, Inc. (formerly known as CareFirst Health Network, Inc. and, before that, as SunHealth Care Plans - Gulf Coast, Inc.) ("BayCare"), which allows SJP to offer its services to clients of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare currently is owned by Enterprises and by University Community Hospital, Inc. and South Florida Baptist Hospital, not-for-profit hospitals located in Hillsborough County, Florida, and by St. Anthony's Hospital, Inc., Bayfront Medical Center, Inc., and Morton F. Plant Hospital Association, Inc. and The Trustees of Mease Hospital, Inc., d/b/a Morton Plant Mease Health Care, not-for-profit hospitals located in Pinellas County, Florida. Because of mergers and affiliations of the above-named hospitals, BayCare currently has five hospital-stockholders.

         All current PPO Contracts are held by BayCare, and access to the PPO Providers is through the Network Linking Agreement. Currently, BayCare has 93 contracts covering approximately 33,400 enrolled employees, to provide standard preferred provider, primary care preferred provider (i.e., "gatekeeper") and various insured health care products. These include contracts with the Hospital Corporation and the Same-Day Surgery Center Partnership covering approximately 3,600 employees.

         In addition, BayCare has contracts with other managed care entities through which the PPO Providers are made available to provide services to the approximately 25,400 enrolled employees of these other entities (21,250 of such employees being under hospital services only contracts).

         The bylaws of BayCare currently provide that each hospital-stockholder is entitled to appoint two physicians to seats on the Board of Directors of BayCare, along with two administrators of the hospital-stockholder. Prior to February 1995, the bylaws of BayCare also had included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at the meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physician or administrators) from five out of the then seven hospital-stockholders (i.e., at least two representatives of 70% of the stockholders) are present at a meeting. Finally, in February, 1998, BayCare proposed an additional change to its Articles of Incorporation and Bylaws that, among other things, would reduce the number directors to ten, with each hospital stockholder appointing one physician and one administrator to seats on the Board of Directors of BayCare (the documents effectuating these changes have been circulated for signature, but the required votes and signatures of the current directors to effectuate the changes have not yet been obtained). There can be no assurance that there will be no additional changes to the Bylaws of BayCare that would operate to further limit the impact that the directors of BayCare that are designated by SJPA would have on the BayCare Board of Directors.

         Prior to 1996, SJP had no staff and relied on BayCare to perform all operational and marketing functions for SJP. In 1996, a PHO Director was hired, as well as a PHO Coordinator and a Provider Relations Representative, to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. Two additional staff were hired in 1997, one to serve as a financial analyst and the other to act as Provider Relations Coordinator.

         PHO's Ownership Interest in SJHN. The PHO also owns 100% of St. Joseph's Health Network, Inc., a Florida corporation ("SJHN"). SJHN, a physician-hospital organization, was incorporated on May 26, 1995 for the purpose of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts, or discounted fee-for-service contracts that will evolve over time into capitation contracts, with managed care organizations on behalf of the SJHN Providers to provide high quality, competitively priced health care services for persons residing or employed in the Hillsborough County, Florida area. The network of providers comprising the SJHN Providers is separate and distinct from the PPO Providers comprising SJP's PPO network (although many of the SJHN Providers also are PPO Providers). Because SJHN concentrates its efforts on negotiating at-risk contracts (as opposed to the pure discounted fee-for-service contracts under which the PPO Providers provide services, without assuming direct risk), there will be fewer physicians in SJHN's network, and the ratio of primary care (i.e., pediatrics, family and general internal medicine and OB-Gyn) physicians to specialist physicians will be more strictly controlled.

         During 1996 and 1997, SJHN conducted a provider credentialing process, and 189 physicians currently are participating as SJHN Providers. SJHN is actively negotiating for capitation contracts. Its first such contract, covering the employees of St. Joseph's Hospital, became effective on May 1, 1997.

         The PHO provided the initial funding for the development of SJHN. However, SJHN may require additional capital, and it is anticipated that the PHO, as well as the Company, may be called upon to provide a portion of the funding for the balance of SJHN's initial capitalization.

         PHO's Ownership Interest in the Same-Day Surgery Center Partnership. The PHO also owns a four percent (4%) partnership interest in the Same-Day Surgery Center Partnership, and serves as managing general partner of the Same-Day Surgery Center Partnership. Accordingly, through its ownership of the PHO the Company beneficially owns a two percent (2%) interest in the Same-Day Surgery Center Partnership (prior to the January 31, 1997 redemption of Enterprises' preferred stock in the PHO, the Company beneficially owned an eighty-eight one-hundredths percent (0.88%) interest). Prior to the January 31, 1997 redemption of Enterprises' preferred stock in the PHO, the Company's participation in the net income of the PHO was determined after deduction for accumulated PHO preferred stock dividends, and, thus, any cash distributed by the Same-Day Surgery Center Partnership to the PHO was applied first to accumulated unpaid dividends on the PHO preferred stock. As a result of the redemption, cash distributed by the Same-Day Surgery Center Partnership to the PHO will be available for other purposes, including distribution equally to Enterprises and the Company (as the Board of Directors of the PHO deems appropriate). However, there can be no assurance that the Same-Day Surgery Center Partnership will distribute cash to the PHO or that the PHO will make any distribution of any cash that it receives to the Company.

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

         Ownership Interest in SJHHS. Prior to the January 5, 1998 sale of stock to SJAS, the Company owned 50% (4,000 shares) of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc. ("SJHHS"). SJHHS primarily provides medical services in the homes of patients. These services include nursing services by registered nurses ("RNs") and licensed practical nurses ("LPNs"), personal care services, custodial and companion services by home health aides, and other ancillary services, such as infusion therapy.

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

         Some or all of the Partially Owned Operations are subject to the rules and regulations relating to federal health care programs, including the Medicare and Medicaid Programs. These rules and regulations include the applicable fraud and abuse rules and the rules prohibiting a physician from referring a Medicare or Medicaid patient for certain designated health services to an entity in which the physician is an investor or has a financial interest.

         In 1992, the Florida Legislature passed legislation (known as the "Patient Self-Referral Act of 1992"), which became effective on October 1, 1994, that directly affects some of the Partially Owned Operations and the Company. The Florida Legislature also has passed comprehensive health care reform legislation that has impacted and could continue to substantially affect the Partially Owned Operations and the Company.

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

         SJHHS competes with a variety of home health care providers. In recent years, some large nationwide providers and several locally operated providers of such services have come to the forefront, some of which compete strongly on the basis of price. For example, the hospital-stockholders of BayCare recently decided to expand the scope of BayCare to enable the hospital-stockholders to integrate and coordinate many of the operations that previously were conducted separately by each hospital, including home health services. As a result, the competition with SJHHS in Hillsborough County expanded as the Hospital began to divert its attention to the home health care service operated by Morton
Plant Mease Health Care, which is the home health service designated to act on behalf of BayCare.

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

ST. JOSEPH'S PHYSICIANS - HEALTHCENTER ORGANIZATION, INC.

         Nature of SJPA Interest

         The Company owns 50% (2,500 shares) of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO"). The remaining 50% (2,500 shares) of the common stock is held by St. Joseph's Enterprises, Inc. ("Enterprises"). Prior to January 31, 1997, Enterprises also owned 100% of the PHO's preferred stock (6,250 shares), which had a par value of $20 per share and carried the right to receive annual dividends amounting to six percent (6%) of the par value of such shares, accumulating from year to year until paid in full, prior to the payment of any dividends with respect to the common stock. All cumulative preferred dividends were paid in connection with the January 31, 1997 redemption of the preferred stock. Thus, any future dividends that are paid by the PHO, if any, will be shared equally, on a per share basis, by all shares of common stock. However, except for the cumulative dividends paid upon redemption of the preferred stock, no dividends have been paid by the PHO since the Company became a stockholder in the PHO.

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

         Management. The PHO Agreement prescribes a Board of Directors for the PHO composed of ten (10) persons, five (5) of whom are selected by the Company's Board of Directors and five (5) of whom are selected by Enterprises. Current members of the Board of Directors of the PHO are:

        Company's Representatives(1)                          Enterprises' Representatives
        --------------------------                            ----------------------------

        Anthony Brannan, M.D.                                 Brent Amey, M.D.
        Norman Castellano, M.D.                               Tommy Inzina
        N. Bruce Edgerton, M.D.                               Isaac Mallah
        Bill Luria, M.D.                                      Nancy Taylor Ward
        Benedict Maniscalco, M.D.                             Vacant

-------------

(1) See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for April 29, 1998.

         Brent Amey, M.D., age 52, has been Vice President of Medical Affairs of St. Joseph's-Baptist Health Care System since August, 1997, and was Vice President of Medical Affairs of St. Joseph's/St. Anthony's Health System from February, 1995 to August, 1997, was Chief of Emergency Medicine at St. Joseph's Hospital prior to February, 1995 and was engaged in the private practice of medicine in Tampa, Florida, specializing in emergency medicine, for 21 years prior to February, 1995, was a Director of St. Anthony's PHO from February, 1995 through 1996, and was President of St. Anthony's PHO during 1997.

         Tommy Inzina, age 39, has been Vice President of Finance and Treasurer of BayCare Health System since 1997, and was Director of Fiscal Services for St. Joseph's/St. Anthony's Health System from 1993 to 1997.

         Isaac Mallah, age 49, has been the President and Chief Executive Officer of St. Joseph's-Baptist Health Care System since July, 1997, was the President and Chief Executive Officer of St. Joseph's/St. Anthony's Health System from January to June, 1997, and was the Executive Vice President from 1993 to 1996, Vice President from 1983 to 1993, and Chief Operating Officer from 1989 to 1993 of St. Joseph's Health Care Center, Inc., Executive Vice President since 1993 and a Director since 1986 of Enterprises, Secretary/Treasurer and Director of the PHO since 1986, Secretary/Treasurer and Director of SJHHS and SJP since 1991, Vice Chairman and Director of BayCare since 1991 and Treasurer and Director of SJHN since 1995.

         Nancy Taylor Ward, age 58, has been the Director of PHOs of St. Joseph's-Baptist Health Care System and Bayfront-St. Anthony's Health Care System since July, 1997, and was the Director of PHOs of St. Joseph's/St. Anthony's Health System from 1995 to June, 1997, and a Director of the PHO since 1997.

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

         However, the term "health care related venture" is defined to exclude, without limitation, any venture relating to health care services affecting acute inpatients (such as the purchase of St. Joseph's Women's Hospital or the development and construction of The Tampa Children's Hospital), any venture relating to the care delivered in private offices of the Company's stockholders and any venture relating to instruments, equipment (with the exception of diagnostic imaging equipment in connection with a venture involving the delivery of health care services, such as a diagnostic imaging center) and devices used in the delivery of health care services or ancillary thereto. There are certain arrangements, specified therein, to which the right of first refusal provision in the PHO Agreement does not apply.

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

         Other situations have arisen during the past several years to which the Right of First Refusal might apply (e.g., the creation of a pediatric clinic and purchase of primary care medical practices by Enterprises or its affiliates). The Company and Enterprises have expressed differing views concerning these situations, and discussions are ongoing with respect to the parameters of the Right of First Refusal and the exceptions thereto. In January 1996, Enterprises proposed that the Right of First Refusal be deleted from the PHO Agreement and replaced with a memorandum of understanding, pursuant to which the Company and Enterprises would strive to communicate with each other openly regarding possible health care related ventures and would consider requests from the other party to participate in possible health care related ventures (but with no obligation to do so). A draft of such a memorandum of understanding was prepared, and the Company has continued, so far unsuccessfully, to attempt to complete negotiations. There can be no assurance that the Company and Enterprises will be able to reach a mutually satisfactory resolution concerning the parameters and application of the Right of First Refusal.

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

         As of April 15, 1998, no Notice has been given by either party, and the Company is not presently aware of any intent on the part of either party to give such a Notice.

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

         Financial Matters

         Results of Operations. The PHO suffered a decrease in its combined revenues in 1997, resulting primarily from a decline in the receipt by SJHN of membership fees from the physicians and the Hospital who have been credentialed as SJHN Providers. Each physician desiring to be an SJHN Provider pays a one-time membership fee of either $150 (if a primary care physician) or $1,000 (if a specialist) in connection with his or her credentialing application, which membership fees are included in revenue if and when such physician is accepted as an SJHN Provider (although several specialists are paying the membership fee in installments, and their fees will be included when received). The Hospital also pays a membership fee equal to the aggregate amount of membership fees paid by all of the physicians. In 1996, SJHN collected membership fees of $241,300, while aggregate membership fees in 1997 were $44,300, a decline of $197,000 from the previous year. After 1997, it is anticipated that SJHN will not receive any significant membership fees, as its panel is expected to have stabilized (the only additions being replacements for physicians who leave or die and additions to meet actual or perceived needs). See the discussion at "ST. JOSEPH'S HEALTH NETWORK, INC. - Financial Matters," in Item 1 of this Report, which provisions are hereby incorporated by reference. Other combined revenues earned by the PHO during 1997 include $7,803 in fees collected by SJHN from the Hospital for the administration of its ProHealth Plus Employee Plan.

         The PHO accounts for its 4% investment in the Same-Day Surgery Center Partnership under the equity method, because of the PHO's ability to exercise significant influence over the limited partnership. The PHO's net gain or loss resulting from its proportionate share of the partnership's revenue and expenses for the year is included in its statement of income, included with this Report. For the year ended December 31, 1997, the PHO's equity in earnings of limited partnerships was $87,617. The annual level of activity from the Same-Day Surgery Center Partnership has continued during the first three months of 1998. While there can be no assurance that the level of activity for the Same-Day Surgery Center Partnership will continue, the Company is not aware of any reason that such level of activity should change significantly in the immediate future, although the Company cannot predict the impact of certain regulatory matters. See "SPECIAL CONSIDERATIONS --Government Regulation" under Item 6 of this Report, which discussion is incorporated by reference into the discussion under this Item 1.

         The PHO also earned $36,012 in 1997 from its holding of 1 1/2 limited partnership units in the Same-Day Surgery Center Partnership. Income is recorded at the time distributions are declared.

         Investment income consists of distributions from certain of the Partially Owned Operations and interest on bank accounts.

         The PHO's combined cash balances decreased during 1997, primarily as a result of the decline in the amount of membership fees collected from credentialed SJHN Providers and the payment of $184,375 to Enterprises in redemption of its preferred stock in the PHO (see the discussion at "BACKGROUND
- The Company's Principal Ventures -- the PHO and SJHHS," in Item 1 of this Report, which provisions are hereby incorporated by reference).

         General and administrative expenses primarily consist of compensation paid and benefit costs incurred with respect to newly hired management staff, internal accounting costs and director and officer liability insurance premiums. Prior to 1996, the PHO had no staff and relied on Enterprises and its affiliates to perform all management and administrative functions. In 1996, a PHO Director, a PHO Coordinator and a Provider Relations Representative were hired to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. Two additional staff persons were hired in 1997, one to act as a financial analyst and one to provide provider relations coordination, and it is anticipated that one additional staff person will be hired by July, 1998. The PHO will incur general and administrative costs for its share of these additional personnel, as well as for the share that is attributable to SJP, which will be allocated to and paid by the PHO (see the discussion at "ST. JOSEPH'S PREFERRED, INC. - Type of Business," in Item 1 of this Report, which provisions are hereby incorporated by reference). Thus, general and administrative costs are expected to increase in 1998 and thereafter, primarily because of these recent and anticipated hirings. There can be no assurance that the PHO's existing funds will be sufficient to cover all of these expenses.

         Professional fees expense consists of costs associated with the evaluation of and input with respect to new and proposed legislation and business ventures, expenditures related to consulting, legal and actuarial services related to implementation of new ventures, and audit fees. Professional fees expense decreased in 1997, primarily because of non-recurring expenditures incurred in the first half of 1996 that were associated with the development of SJHN. The Company expects that in 1998 and future years, the PHO will continue to make more in depth investigations of new and proposed legislation and possible new ventures. However, it is not anticipated that any new ventures will be implemented in 1998. As a consequence, professional fees expense is not likely to increase substantially, if at all, in 1998.

         Liquidity. As of December 31, 1997, the PHO had cash balances of $158,678, representing approximately 29% of the PHO's total assets. This significant decrease in cash balances resulted primarily from the decrease in revenues received in the form of membership fees paid to SJHN by the SJHN Providers and the payment of $184,375 to Enterprises in redemption of its preferred stock in the PHO on January 31, 1997. In addition, the PHO generally receives quarterly distributions from the Same-Day Surgery Center Partnership. The Same-Day Surgery Center Partnership makes quarterly distributions in amounts equal to the amount by which the Same-Day Surgery Center Partnership's cash balances exceed the amount of the cash reserves estimated as being needed to satisfy the Partnership's cash needs over a 45 day period. In addition, the PHO earns interest income on its cash balances. For the near future, management believes it likely that its current cash inflows, together with the existing cash balances, will continue to provide sufficient funds for the PHO to pay its operating expenses, which consist primarily of management personnel costs, legal, accounting, insurance, tax costs and investigations and funding of new ventures. No dividends are expected from

SJP or SJHN. It is anticipated that the PHO may provide additional capital to SJHN, although the amount of such capital has not been determined. It is expected, however, that the amount of the PHO's contribution to SJHN, if any, would be determined taking into account the PHO's then available liquidity and its other anticipated cash needs.

         Capital Resources. As the managing general partner of the Same-Day Surgery Center Partnership, the PHO is contingently liable for all liabilities of the partnership. As a former managing general partner of the Diagnostic Center Partnership, the PHO remains contingently liable for liabilities of the Diagnostic Center Partnership arising prior to sale by the PHO of its interest. As of December 31, 1997, the Same-Day Surgery Center Partnership had $2,059,691 in current assets in excess of current liabilities and long-term debt and the Diagnostic Center Partnership had $5,263,283 in current assets in excess of current liabilities and long-term debt. In addition, all long-term debt of the partnerships is collateralized by inventory, accounts receivable and medical equipment.

         Also, as the managing general partner of the Same-Day Surgery Center Partnership, the PHO has determined that it will seek to cause the Same-Day Surgery Center Partnership to finance, through long-term indebtedness, most, if not all, of its future acquisitions of new and replacement equipment.

         Other than as indicated above, the PHO has no debt and it is not anticipated that any other debt will be incurred.

         Impact on SJPA

         The Company accounts for its 50% common stock investment in the PHO on the equity method. As a result of the redemption from Enterprises of the preferred stock in the PHO on January 31, 1997, the Company's share of the PHO's net income or loss will be 50%.


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

         SJP has signed a Network Linking Agreement (the "Network Linking Agreement") with BayCare Health Network, Inc. ("BayCare"). This Network Linking Agreement allows SJP to offer the services of its PPO Providers to enrollees of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare previously was owned entirely by Enterprises and by St. Anthony's Hospital, Inc. and Morton F. Plant Hospital Association, Inc., two not-for-profit hospitals located in Pinellas County, Florida. During 1994, several additional hospitals in Hillsborough County and in Pinellas County acquired ownership interests in BayCare. See the discussions under "BACKGROUND - The Company's Principal Ventures - the PHO and SJHHS" in Item 1 of this Report, which provisions are hereby incorporated by reference. BayCare was initially operated under the name SunHealth Care Plans - Gulf Coast, Inc., which name was changed in 1994 to CareFirst Health Network, Inc. In 1995, the name again was changed to BayCare Health Network, Inc.

         The majority of the current PPO Contracts are held by BayCare, and access to SJP's PPO Providers is through the Network Linking Agreement. Currently BayCare has 93 contracts, covering approximately 33,400 enrolled employees, to provide standard preferred provider, primary care preferred provider and various insured health care products. This includes contracts with the Hospital Corporation and the Same Day Surgery Center Partnership covering approximately 3,600 employees. In addition, BayCare has entered into linking agreements with a number of other managed care entities through which the PPO Providers are made available to provide services to the approximately 25,400 enrolled employees of these other entities (21,250 of such employees being under hospital services only contracts). In addition, the PHO Director has functioned as a messenger for the Board of Directors of SJP in contracting with two additional managed care organizations.

         SJP's principal activity is to provide a "managed care" vehicle for bringing together otherwise unaffiliated service providers and groups of health care consumers, and coordinating the relationships between PPO Providers and the groups of consumers. Prior to 1996, SJP had no staff and relied on BayCare to perform all operational and marketing functions for SJP. In 1996, a PHO Director was hired, as well as a PHO Coordinator and a Provider Relations Representative, to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. Two additional staff were hired in 1997, one to act as a financial analyst and the other to act as Provider Relations Coordinator, and it is anticipated that one additional staff person will be hired by July, 1998. The portion of the personnel costs associated with the management and administration of SJP is allocated to and paid by the PHO. Accordingly, SJP has no significant income or expenses.

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

         The bylaws of BayCare currently provide that each hospital-stockholder is entitled to appoint two physicians to seats on the Board of Directors of BayCare, along with two administrators of the hospital-stockholder. Prior to February 1995, the bylaws of BayCare also had included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at the meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physician or administrators) from five out of the then seven hospital-stockholders (i.e., at least two representatives of 70% of the stockholders) are present at a meeting. Finally, in February, 1998, BayCare proposed an additional change to its Articles of Incorporation and Bylaws that, among other things, would reduce the number directors to ten, with each hospital stockholder appointing one physician and one administrator to seats on the Board of Directors of BayCare (the documents effectuating these changes have been circulated for signature, but the required votes and signatures of the current directors to effectuate the changes have not yet been obtained). There can be no assurance that there will be no additional changes to the Bylaws of BayCare that would operate to further limit the impact that the directors of BayCare that are designated by SJPA would have on the BayCare Board of Directors.

         Management

         The Bylaws of SJP prescribe a Board of Directors for SJP composed of four (4) persons, two (2) of whom are selected by the Company's Board of Directors and two (2) of whom are selected by Enterprises. Current members of the Board of Directors of SJP are:

        Company's Representatives(1)                          Enterprises' Representatives(2)
        ----------------------------                          -------------------------------
        Dennis Agliano, M.D.                                  Isaac Mallah
        F. Lane France, M.D.                                  Gilbert Pitisci, M.D.

----------

(1) See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for April 1998.

(2) See the discussion above relating to management of the PHO for information regarding Isaac Mallah.

      Gilbert Pitisci, M.D., age 54, was Senior Vice President of the Hospital Corporation from 1993 to 1997, and was Vice President of Medical Staff Affairs of the Hospital Corporation from 1987 to 1993, President of the PHO from 1994 to 1995 and 1996 to 1997 and Chairman from 1995 to 1996, a Director of the PHO from 1989 to 1997, a Director of SJP since 1994, Chairman from 1994 to 1995 and 1996 to 1997 and President from 1995 to 1996, Secretary and Director of Enterprises from 1993 to 1997, and a Director and Vice Chairman of SJHN since 1995. Since 1974, and prior to his position at St. Joseph's Hospital, Dr. Pitisci was engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. In 1998, Dr. Pitisci returned to the private practice of medicine in Tampa, Florida, specializing in pediatrics, as an employee of HealthPoint Medical Group, which is owned by an affiliate of the Hospital Corporation.

      The above referenced SJP Board members also are Board members of BayCare.

      Financial Matters

      SJP commenced operations in July 1991. Prior to 1996, SJP did not have employees or significant administrative or other expenses, nor any significant income. Although a portion of the costs associated with the PHO Director and staff will be attributable to SJP's operations, such costs were and continue to be allocated to and paid by the PHO, so financial matters relating to SJP have not changed and are not expected to change significantly. It is anticipated that the majority of SJP's contractual arrangements will continue to be entered into via its linking agreement with BayCare. SJP also may sign individual contracts, as well, but these contracts are not expected to result in significant income for SJP.

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

         The initial invitation to join SJHN as a physician provider was extended only to SJPA stockholders. To date, approximately 189 physicians have been credentialed. To be competitive in the capitated managed care business, the ratio of primary care physicians to specialist physicians must be strictly controlled. On an ongoing basis, the physician representation on SJHN's panel is reviewed and evaluated to determine if any additional primary care physicians or specialists are needed. The Company expects that, if a decision is made that additional physicians are needed, then invitations will be made only to SJPA stockholders; provided, that, if a need is identified for an additional physician-provider that cannot be filled by an SJPA stockholder, then SJHN has the discretion to allow a physician who is not an SJPA stockholder to participate in the network.

         In 1996, a PHO Director was hired, as well as a PHO Coordinator and a Provider Relations Representative, to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. Two additional staff were hired in 1997, one to act as a financial analyst and the other to act as Provider Relations Coordinator, and it is anticipated that one additional staff person will be hired by July 1998. The portion of the personnel costs associated with the management and administration of SJHN is allocated to and paid by SJHN.

         Management

         The bylaws of SJHN prescribe a Board of Directors for SJHN composed of nine (9) persons, including five physicians (three primary care physicians and two specialists) and four hospital representatives. The bylaws of SJHN state that the Executive Director of SJPA shall serve as an ex-officio board member of SJHN. In addition, the PHO Director also will serve as an ex-officio board member. Current members of the Board of Directors of SJHN are:

        Physician Representatives (1)                         Hospital Representatives(2)
        -----------------------------                         ---------------------------

        Todd Rosenthal, M.D.                                  Isaac Mallah
        Cres Rodriguez, M.D.                                  Tommy Inzina
        Vijay Diwadkar, M.D.                                  Gilbert Pitisci, M.D.
        Jack Mezrah, M.D.                                     Vacant
        Steve Ferzoco, M.D.


----------
(1) The Physician Representatives are all stockholders in the Company, but do not currently serve on the Board of Directors of the Company.

(2) See the discussion above relating to management of the PHO and of SJP for information regarding the Hospital Representatives.

      Todd Rosenthal, age 42, received his M.D. degree from the University of Miami. Since 1984, Dr. Rosenthal has engaged in the private practice of medicine in Tampa, Florida specializing in Internal Medicine. Dr. Rosenthal is a holder of a provider contract with SJP.

      Cres Rodriguez, age 49, received his M.D. degree from the University Central de Santo Pedro in the Dominican Republic. Since 1990, Dr. Rodriguez has engaged in the private practice of medicine in Tampa, Florida specializing in Internal Medicine. Dr. Rodriguez is a holder of a provider contract with SJP.

      Vijay Diwadkar, age 48, received his M.D. degree from the Topiwala National Medical College in India. Since 1983, Dr. Diwadkar has engaged in the private practice of medicine in Tampa, Florida specializing in Family Practice. Dr. Diwadkar is a holder of a provider contract with SJP.

      Jack Mezrah, age 69, received his M.D. degree from Emory University. Since 1961, Dr. Mezrah has engaged in the private practice of medicine in Tampa, Florida specializing in Gynecology. Dr. Mezrah is a holder of a provider contract with SJP.

      Steve Ferzoco, age 48, received his M.D. degree from Tufts Medical School. Since 1981, Dr. Ferzoco has engaged in the practice of medicine in Tampa, Florida specializing in Radiology. Dr. Ferzoco's group practice is a holder of a provider contract with SJP.

      Financial Matters

      In 1997, applications and membership fees were received from approximately 30 physicians expressing an interest in joining SJHN, and 43 physicians completed the credentialing process (some of whose applications were submitted in 1996). In 1997, revenues of $44,300 were earned by SJHN from membership fees received from the physicians and the Hospital. SJHN also earned revenues of $7,803 (at the rate of $1.50 per member per month) from the Hospital for administrative services rendered to its employees' ProHealth Plus Employee Plan.

         In 1996, $241,300 was earned in membership fees from the physicians and the Hospital. Membership fee revenues decreased in 1997 as the SJHN Provider panel credentialing was completed and the panel stabilized. SJHN expects to credential additional physician providers in 1998, but only as necessary to replace departing providers and to fill gaps in certain sub-specialities. This process will generate additional membership fee revenue, but it is not anticipated that SJHN will receive any significant membership fees in 1998 or thereafter (see the discussion regarding the membership fees at "ST. JOSEPH'S PHYSICIANS HEALTHCENTER ORGANIZATION, INC. - Financial Matters -- Results of Operations," in Item 1 of this Report, which provisions are hereby incorporated by reference).

         However, as SJHN continues to mature, revenues from administrative fees are expected to increase as at-risk (i.e., capitation) contracts are signed with managed care organizations. With the panel of SJHN Providers now credentialed, SJHN has begun to receive capitation payments (on a per member per month basis) from its contract with the Hospital, and the PHO Director and staff are actively marketing (directly and through the hospital's affiliation with BayCare) to obtain more at-risk contracts. It is anticipated that these marketing efforts will result in more than 3,000 persons being enrolled under capitated contracts between SJHN and one or more managed care organizations by the end of 1998. A significant portion of the capitation payments will be allocated to paying the SJHN Providers for health care services to be rendered to the members of the managed care organizations which contract with SJHN. Primary care physicians will be paid on a capitated basis, pursuant to which the primary care physicians will assume the risk for all primary care medical services performed for the applicable members, while specialist physicians will be paid on a discounted fee-for-service basis. The Hospital (and any other hospital that becomes an SJHN Provider) will be paid on a negotiated per diem basis for inpatient care, while certain outpatient and ancillary services will be reimbursed pursuant to a negotiated fee schedule. Also, a portion of the revenues received from the per member per month capitation payments received by SJHN will be allocated to cover administrative expenses.

         SJHN is expected not to generate any significant direct administrative costs in 1998, because it does not directly employ any personnel. Rather, the PHO will continue to provide personnel, and some administrative services will be obtained from BayCare (through the Hospital's affiliation). In 1997, a portion of the PHO's fixed administrative costs (most notably salaries and benefits) were allocated to SJHN on the basis of forty percent (40%) of total fixed costs (with other entities supported by the PHO being allocated the remaining share). Total expenses for 1997 amounted to $147,521, and revenues were insufficient to cover expenses. A similar allocation of administrative overhead is anticipated in 1998; however, SJHN's allocated personnel costs can be expected to increase in 1998, with a total of 8.5 employees planned as compared to 7 employees in 1997. Included in this employee count are two employees that are assigned to another PHO entity which will be merged into a consolidated BayCare organization in 1998. As a result of the BayCare affiliation through the Hospital, SJHN also will be allocated twenty-eight percent (28%) of the total fixed costs of this consolidated organization in 1998.

         Impact on SJPA

         There can be no assurance that SJHN's revenues will be sufficient to cover its current operating expenses in 1998, particularly given SJHN's lack of experience in handling risk-based (i.e., capitation) compensation and the inherent uncertainty relative to the funding of fee-for-service specialist payments, which are dependent upon utilization. Additional liquidity for SJHN also is expected to be received from other sources, including possible equity contributions from the PHO and/or from others, and borrowings. In this regard, the Company might find it appropriate to assist the PHO to provide funds to SJHN to be used to cover its working capital needs. The amount of such funding has not been determined at this time. It is expected that the Company's contribution to such funding would be determined after taking into account the Company's available liquidity and its other anticipated cash needs.


ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD.

         Nature of the Company's Interest

         The Same-Day Surgery Center Partnership was organized on May 19, 1987 to develop and operate an outpatient surgery center (the "Same-Day Surgery Center Facility") in the Medical Arts Building which is located on the campus of the Hospital and is owned by an affiliate of the Hospital Corporation. San Damiano Enterprises, Inc., a Florida not-for-profit corporation and an affiliate of the Hospital Corporation ("San Damiano") is the non-managing general partner of the Same-Day Surgery Center Partnership, owning a forty-eight percent (48%) partnership interest therein, and the PHO owns a four percent (4%) interest as the managing general partner of the Same-Day Surgery Center Partnership (the remaining interests being held by the limited partners). Prior to the redemption of Enterprises' preferred stock in the PHO on January 31, 1997, the Company owned approximately a 22.22% interest in the PHO, and therefore approximately a 0.88% indirect interest in the Same-Day Surgery Center Partnership by virtue of the PHO's 4% interest therein. As a result of the redemption of the preferred stock in the PHO, as of January 31, 1997 and thereafter, the Company owns a fifty percent (50%) interest in the PHO, and thus a 2% indirect interest in the Same-Day Surgery Center Partnership by virtue of the PHO's 4% interest therein. Also, as indicated above, the Company owns five limited partnership shares in the Same-Day Surgery Center Partnership, amounting to a direct 6% ownership interest.

         Business

         The Same-Day Surgery Center Facility is an outpatient surgery center. The services offered include gastroenterology and outpatient surgery including general surgery, ophthalmology, otolaryngology, orthopedics, gynecology (excluding abortions and sterilizations), urology, and plastic surgery. The services of the Same-Day Surgery Center are available to patients of local physicians on a referral basis. Revenues are derived from billing third party payors, including insurers, managed care organizations, Medicare, Medicaid, other governmental health programs, and patients the portion to be paid by each. The PHO, as the managing general partner, is the only partner with management authority and is responsible for overall management of the affairs of the Same-Day Surgery Center Partnership.

         The Same-Day Surgery Center Partnership has entered into a management agreement with St. Joseph's Health Care Center, Inc. ("HCC"). HCC is the 100% owner of San Damiano, a 48% non- managing general partner of the Same-Day Surgery Center Partnership. The management agreement provides for a management fee of 2.5% of gross revenues. Services provided under the management agreement include management of the day-to-day operations of the Same-Day Surgery Center Facility by a full-time on-site HCC employee, data processing systems and support, personnel administration, accounting services, and various other administrative services. In addition, HCC provides billing and collection services for 5% of net revenues. The Same-Day Surgery Center Partnership also has entered into agreements with anesthesiologists and other professionals to provide medical services.

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

         Facilities and Equipment

         The Same-Day Surgery Center Partnership leases, from Franciscan Properties, Inc., a wholly owned subsidiary of HCC and an affiliate of the Hospital Corporation, approximately 17,000 net square feet on the first floor of the St. Joseph's Medical Arts Building on the campus of the Hospital. The Same-Day Surgery Center Partnership recently exercised its final option to renew the lease for five years and the lease now expires on February 28, 2003. The rent paid by the Same-Day Surgery Center Partnership currently amounts to $622,232 annually plus sales tax, and is subject to periodic escalations based on increases in the Consumer Price Index.

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

         Financial Matters

         Results of Operations. During 1997, the Same-Day Surgery Center performed 11,498 procedures and generated approximately $9.1 million in net patient service revenues and a net income of approximately $2.2 million. The Same-Day Surgery Center Facility experienced a growth in volume of 6.5% in 1997.

         Liquidity. At December 31, 1997, the Same-Day Surgery Center Partnership held approximately $1,354,000 in cash, which accounted for 32% of total assets. In 1997, the Same-Day Surgery Center Partnership generated approximately $214,000 of cash per month after paying expenses and debt service. There can be no assurance that such level of cash flow will continue.

         Beginning with the period commencing on July 1, 1991, and for each fiscal year of the Same-Day Surgery Center Partnership thereafter, an assessment equal to 1.5% of the partnership's net revenues is being collected to fund indigent care in Florida.

         The Company is not aware of any other reason that the level of cash flow for the Partnership should change in the immediate future, except to the extent that any distributions are made, or if additional Florida or federal legislation is passed which could affect reimbursement rates or impose additional compliance expenses or there should occur managed care contractual changes that impact reimbursement. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. During 1997, the Same-Day Surgery Center Partnership declared approximately $2.0 million in distributions to limited and general partners. This included $120,040 declared payable to the Company in respect of its five limited partner units, as well as a distribution of $80,026 declared payable to the PHO in its capacity as managing general partner. In April 1998, the Same-Day Surgery Center Partnership will distribute approximately $413,800 to partners of record on March 31, 1998. Of this amount, $24,705 will be distributed to the Company in respect of its five limited partner units, and $16,470 will be distributed to the PHO in its capacity as managing general partner.

         Capital Resources. At December 31, 1997, the Same-Day Surgery Center Partnership had approximately $2.7 million in partners' equity. This represented capital contributions from the general partners, 40 limited partner shares and accumulated earnings.

         The Same-Day Surgery Center Partnership has long-term debt consisting of a line of credit with HCC, payable in monthly installments with interest at prime rate, and a capital lease with an unaffiliated vendor for equipment, payable in thirty-six (36) monthly installments of principal plus accrued interest at the annual rate of 8.25%. At December 31, 1997, the aggregate balance of the HCC line of credit and the capital lease was approximately $423,500.

         In 1997, the Same-Day Surgery Center Partnership completed capital additions and replacements of approximately $135,000 in replacements and upgrades, approximately $12,750 of which amount relates to leasehold improvements.

         The Same-Day Surgery Center Partnership plans capital expenditures in 1998 of approximately $381,000 in equipment and instrumentation replacements and upgrades, which are expected to be funded through additional borrowings.

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

         SJPA accounts for its 50% common stock investment in the PHO on the equity method. In January 1997, because of the existence of the PHO's cumulative preferred stock, SJPA was allocated 22.22% of the earnings or losses of the PHO and indirectly 0.88% of the net income or loss of the

Same-Day Surgery Center Partnership. As a result of the redemption from Enterprises of its preferred stock in the PHO, beginning February 1, 1997 and thereafter, SJPA is allocated 50% in the earnings and losses of the PHO and indirectly 2% of the net income or loss of the Same-Day Surgery Center Partnership.

         In addition, as indicated above, SJPA owns five limited partner units in the Same-Day Surgery Center Partnership. Revenue on the units will only be recorded by SJPA upon declaration of distributions or a gain upon sale of the units. SJPA actually received $121,920 in cash in partnership distributions in 1997 in respect of the five units it owns. SJPA also expects to receive additional cash distributions during 1998 in respect of the five units.


HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC.
  d/b/a St. Joseph's Home Health Services

         Nature of SJPA Interest

         Until January 5, 1998, the Company owned 50% (4,000 shares) of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc., d/b/a St. Joseph's Home Health Services ("SJHHS"). The other 50% was owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), a wholly owned subsidiary of HCC. The difference between the Company's cost of acquisition and its equity in the net liabilities of SJHHS was approximately $84,000 at the acquisition date and has been amortized using the straight-line method over 40 years as a reduction of equity in net earnings of investees. The amount of $66,362, representing the unamortized portion of the difference, was written off and is included in loss on impairment of equity investment for the year ended December 31, 1997.

         Over the last several years, the Company has been reviewing its ownership of SJHHS. The Company has noted that referral limitations, reductions in reimbursements from managed care organizations and government health plans, and increased costs have negatively impacted on SJHHS' profitability (see "HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. d/b/a St. Joseph's Home Health Services - Financial Matters - Results of Operations below for further discussion). In addition, because the hospital-stockholders of BayCare have decided to expand BayCare's focus to integrate and coordinate many of the operations that previously were conducted separately by each hospital (including home health services), the competition faced by SJHHS in Hillsborough County grew more intense as the Hospital began to divert its attention to the home health care service operated by Morton Plant Mease Health Care (which is the home health service designated to act on behalf of BayCare). Based upon these facts, the Company determined that it would be prudent to discuss a sale of the Company's interest in SJHHS to SJAS. After negotiations, it was agreed that SJAS would purchase the 4,000 shares of SJHHS' common stock owned by the Company for $100,000, and the sale was agreed upon and consummated on January 5, 1998.

         Business

         SJHHS primarily provides medical services in the homes of patients. These services include nursing services by registered nurses ("RNs") and licensed practical nurses ("LPNs"), personal care services, custodial and companion services by home health aides, and other ancillary services, such as infusion therapy.

         Since July 1, 1991, SJHHS has been and continues to be managed under a management agreement with HCC. The agreement with HCC provides for a management fee based upon the gross revenues of SJHHS.

         SJHHS is in competition with a number of home health agencies, IV infusion companies, oxygen therapy companies, and temporary staffing agencies throughout Hillsborough County. Due to the large number of companies competing in the market, the Company believes that no one company has a dominant position in the market.

         Management

         The members of the Board of Directors of SJHHS are elected by the vote of its stockholders, the Company and SJAS. Until January 5, 1998, the members of the Board of Directors of SJHHS were:

        Company's Representatives1                            SJAS's Representatives2
        --------------------------                            -----------------------

        Anthony Brannan, M.D.                                 Isaac Mallah
        Norman Castellano, M.D.                               Tommy Inzina
        Allen Miller, M.D.                                    Denton W. Crockett, Jr.

1 See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1.

2 See the discussion above relating to management of the PHO for information regarding Isaac Mallah and Tommy Inzina.

         Denton W. Crockett, Jr., age 47, has been Regional Director - Home Care Division for BayCare since 1997, and has been Vice President and Director of Home Health Outreach for Morton Plant Mease Health Care from 1983 to the present, and currently is President of Ventures DME, Inc., d/b/a Access Medical, President of Global Health Care, Inc., President of Morton Plant Life Services, Inc., and Secretary/Treasurer of Morton Plant Mease Health Ventures, Inc. He was President and Chief Executive Officer of Independent Home Health Services, Inc. from 1975 to 1983.

         Financial Matters

         Results of Operations. For the year ended December 31, 1997, SJHHS generated a pre-tax income of $166,000 on net revenues of $3.0 million. This significant decrease from 1996 (the pre-tax income for 1996 was $361,000) was the result of an increase in the volume of Medicaid and certain HMO patients (referred to SJHHS for infusion therapy and pediatric home care visits by physicians who were not stockholders in the Company) for whom reimbursements are lower than for patients covered by commercial insurance (although the patients require the same level of care, and thus the same costs). In addition, the cost of providing infusion therapy services increased during the year.

         Health care reform legislation has been enacted by the Florida Legislature over the past several years and a statute prohibiting physician referrals for certain "designated health services" (including, among others, clinical laboratory and physical therapy services) became effective on October 1, 1994. Similar federal legislation became effective on January 1, 1995 which prohibits a physician from referring a Medicare or Medicaid patient for home health services, physical therapy services, occupational therapy services, parenteral and enteral nutrients, equipment and supplies to any entity in which the physician directly or indirectly owns a financial interest. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. As a result of this Florida and federal legislation, SJHHS was no longer able to receive referrals from physician-stockholders of the Company, and elimination of those services resulted in a significant decrease in net income on an ongoing basis, as compared to operations prior to 1995.

         In addition, in the past, SJHHS was able to minimize its general and administrative expenses by sharing office space and personnel, and the costs associated therewith, with St. Joseph's Hospital Home Health Care, a home health agency that was operated as a division of the Hospital Corporation primarily for Medicare and Medicaid patients ("SJHHH"). Based upon its interpretation of various Medicare and Medicaid laws and regulations, the Hospital Corporation determined that it could no longer share office space and personnel with SJHHS. The Company was faced with the prospect of assuming the full costs of renting an office and paying the full costs of its personnel, which additional costs would have significantly affected the profitability of SJHHS.

         All of the factors described above were considered by the Company in connection with its determination that a sale of its interest in SJHHS was prudent.

         Liquidity. The Board of Directors of SJHHS approved a dividend distribution in December 1997 of $700,000, with the Company receiving its share of $350,000 on December 23, 1997. At December 31, 1997, SJHHS held approximately $250,000 in cash. The current ratio of 1.94 indicated the strong liquidity position of SJHHS at December 31, 1997.

         Capital Resources. At December 31, 1997, SJHHS had approximately $468,000 in stockholders' equity. This represented $80,000 in stock and $388,000 in accumulated earnings. Notwithstanding its current financial position, the Company believes that, given the market factors described above, it received an appropriate market value for its stock in SJAS (taking into account the $350,000 dividend paid in December and the $100,000 consideration paid by SJAS for the stock).

         Impact on SJPA

         SJPA has recognized its investment in SJHHS on the equity basis. Thus it recognized 50% of the net income of SJHHS. For the year ended December 31, 1997, SJPA recognized approximately $45,300 in earnings from its interest in SJHHS. In addition, the equity investment in SJHHS was written down $200,410 to properly reflect the fair value at December 31, 1997. Given the sale of all of its stock, future operations of SJHHS will have no impact on the Company.

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


ITEM 3.  LEGAL PROCEEDINGS.

         Declaratory Statement Action With Respect to SJHHS

         The language of the Patient Self-Referral Act of 1992 is ambiguous in many respects. One such ambiguity can be found in the definition of an "investor," which relates to whether a stockholder in SJPA is deemed indirectly to be an "investor" in the Same-Day Surgery Center Partnership or SJHHS. A provision of the Patient Self-Referral Act of 1992 allows a person or an entity that could be affected by the prohibitions included in the Patient Self-Referral Act of 1992 to request that the Florida Agency for Health Care Administration ("AHCA"), or the applicable professional board under the Florida Department of Business and Professional Regulation, issue a declaratory statement defining how the applicable state agency interprets an ambiguous provision of the Patient Self-Referral Act of 1992. Using this procedure, a Petition for Declaratory Statement was filed by Charles E. Cernuda, M.D. and SJPA (the "Declaratory Statement Action"), seeking an interpretation from the Board of Medicine of the Department of Business and Professional Regulation (the "Board") on whether a stockholder in SJPA is deemed to indirectly be an "investor" in SJHHS, thereby prohibiting the stockholder in SJPA from referring a patient to SJHHS for physical therapy services, occupational and speech therapy services or clinical laboratory services that are rendered as an incident to other home health services provided by SJHHS.

         In a Final Order issued on March 16, 1995, the Board of Medicine ruled that the definition of "investor" should be broadly interpreted and concluded that each stockholder's investment interest in SJPA results in such stockholder also being an "investor" in SJHHS (by virtue of SJPA's ownership of 50% of the outstanding stock of SJHHS). Accordingly, the Board concluded that the stockholders of SJPA are subject to the absolute prohibition for referrals to SJHHS for the "designated health services" that are specified in the Patient Self-Referral Act of 1992. For the impact of this ruling, see the discussion under the heading "HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. d/b/a St. Joseph's Home Health Services - Nature of SJPA Interest" in Item 1 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 3. For further discussion regarding the Patient Self-Referral Act of 1992, see the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 3.

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

         Due to restrictions in the Bylaws, there is no market in the Common Stock, except for repurchase by the Company at a price equivalent to current book value. All shares of the Company's Common Stock that are issued and outstanding were purchased directly from the Company. Shares sold to date include the nine shares sold to the Company's nine initial stockholders shortly after the Company's organization, shares sold in the Company's initial public offering in the third quarter of 1988, an additional 11 shares issued in several transactions not involving a public offering in the third quarter of 1990, all at $1,250 per share, an additional 19 shares issued in several transactions not involving a public offering in the third quarter of 1991 at $1,500 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1992 at $1,750 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1993 at $1,925 per share, an additional 46 shares issued in several transactions not involving a public offering in the second quarter of 1994 at $2,570 per share, an additional 43 shares issued in several transactions not involving a public offering in the second quarter of 1995 at $3,000 per share, an additional 22 shares issued in several transactions not involving a public offering in the second quarter of 1996 at $3,200, and an additional 10 shares issued in several transactions not involving a public offering in the second quarter of 1997 at $3,450.

         Shares have been repurchased by the Company during the second half of 1990 and during 1991, 1992, 1993, 1994, 1995, 1996, and 1997, and additional share repurchases are anticipated during 1998. The most recent repurchases were for $3,448 per share, or approximately $2,198 per share more than the original purchase price of such shares.

         Holders

         As of March 31, 1998, there were 430 Common Stockholders of record, each owning exactly one share.

         Dividends

         In 1997, the Company did not declare any dividends on its Common Stock. For the foreseeable future, the Board of Directors generally intends to continue to retain earnings for use in the Company's business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, capital requirements and financial condition, as well as all other relevant factors.

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

         Physician Qualifications

               General. As provided in the Bylaws of the Company, only individual physicians who are members in good standing of the Active or Senior Active Medical Staff of the Hospital are qualified to be stockholders. A stockholder at all times must satisfy the foregoing requirement unless waived by a vote of two-thirds of the members of the Board of Directors. A stockholder's failure at any time to satisfy such requirement for any reason whatsoever, including death, retirement or disability, will cause a termination of such stockholder's interest and the share of Common Stock held by such stockholder will be redeemed by the Company. In addition, in 1995, the Board of Directors voted to restrict the offering of shares to only those Active and Senior Active members of the Medical Staff of the Hospital who are primary care physicians (i.e. family or general practitioners, general internists and general pediatricians) or specialists who are members of a group in which at least one existing SJPA stockholder also is a part. If additional shares of stock of the Company are sold in 1998, it is possible that similar restrictions on potential investors could be imposed again by the Board of Directors.

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

               Special Consideration for Primary Care Physicians. Historically, physicians have been given the opportunity to become stockholders of the Company during specified offering periods by paying the then applicable purchase price in cash. More recently, a concern was expressed to the Company that many younger primary care physicians (i.e., family practitioners, general practitioners, general internists and general pediatricians) have been deterred from purchasing stock because the purchase price is required to be paid all at once. The Company has recognized the importance of having a substantial number of primary care physicians available in the pool of physicians who may participate in the preferred provider network offered by SJP, in the network offered by SJHN or for other managed care ventures in which the Company may become involved in the future. As an inducement for primary care physicians, the Company has decided that, any time an offering of Common Stock is to proceed, primary care physicians may be given the option by the Company's Board of Directors, of either paying the entire purchase price for a share of stock at the time of purchase or making three annual installments (with interest) of the purchase price. This special consideration may be given only to primary care physicians, as classified by the Company; all other physicians will be required to pay the purchase price in cash all at once before shares of stock may be issued to such other physicians. In 1997, the Board of Directors of the Company decided that interest should be charged on the deferred installments (prior to 1997, the installments were due without interest). The interest rate is determined on the date of the promissory note evidencing the installment obligation, based upon the "applicable federal rate" (i.e., the rate necessary to avoid imputed interest on a "below market" loan under the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder), and it is fixed for the period that the installment obligation remains outstanding.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the periods indicated, selected financial data with respect to the Company:

                             YEAR ENDED DECEMBER 31,


                                           1997          1996           1995         1994          1993
                                           ----          ----           ----         ----          ----
Equity in net earnings of
 investees                             $    2,763     $  146,911     $  16,402    $  228,891      $181,053

Income (loss) before
  cumulative effect of a
  change in accounting
  principle                              (144,780)       133,111        63,068       149,135       192,379

Cumulative effect of a
  change in accounting
  principle                                   -0-            -0-           -0-           -0-         8,951

Net income (loss)                        (144,780)       133,111        63,068       149,135       183,428


Income per common share(1):

    Income (loss) before
      cumulative effect                      (333)           307           154           402           599

    Cumulative effect                         -0-            -0-           -0-           -0-            28

    Net income (loss)                        (333)           307           154           402           571

Total assets                            1,408,868      1,584,002     1,406,982     1,216,228       966,452

Long-term obligations                         -0-            -0-           -0-           -0-           -0-

Cash dividends declared
  per common share                            -0-            -0-           -0-           -0-           100

---------------

(1) The adoption of Financial Accounting Standards Board ("FASB") Statement 128, Earnings per Share, had no effect on the computation of income per common share.

         Because there exist material uncertainties as to matters that could affect the Company, the data reflected above may not be indicative of the Company's future financial condition or results of operations. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 6.

         1997 vs. 1996

         In 1997, revenues decreased as a result of the decrease in the profitability of the PHO and SJHHS. The decrease in the profitability of the PHO is a result of (1) an increase in expenses relating to compensation and benefit costs incurred with respect to recently hired staff, and (2) a decrease in member and credentialing fees associated with SJHN (see the discussion regarding the membership fees at "ST. JOSEPH'S PHYSICIANS HEALTHCENTER ORGANIZATION, INC.
- Financial Matters -- Results of Operations," in Item 1 of this Report, which provisions are hereby incorporated by reference). The decrease in the profitability of SJHHS is the result of an increase in the volume of Medicaid and certain HMO patients (referred to SJHHS for infusion therapy and pediatric home care visits by physicians who were not stockholders in the Company) for whom reimbursements are lower than for patients covered by commercial insurance (although the patients require the same level of care, and thus the same costs). In addition, the cost of providing infusion therapy services increased during 1997. It is expected that these items will have similar impacts in 1998 and future years.

         Expenses increased in 1997 because of increases in general and administrative expenses relating to (1) consulting fees incurred for an analysis of the issues relating to the feasibility of the sale of SJHHS' common stock and the negotiation of such sale with SJAS, and (2) bookkeeping fees incurred which were previously provided without charge by HCC. These increases were offset by a decrease in legal fees and reduced cost of directors and officers liability insurance. It is anticipated that general and administrative expenses will continue to be incurred in 1998 at levels consistent with 1997, and it also is anticipated that legal fees in 1998 will increase as the Company is now engaged, with the assistance of its counsel, in a review of strategic planning options.

         During 1997, the Company adopted FASB Statement 128, Earning per Share. The adoption of this Statement had no effect on the computation of income per common share of the Company.

         On January 5, 1998, the Company sold its 4,000 shares of the common stock of SJHHS to SJAS, which owned the other outstanding 50%, for $100,000. Although the Company believes that the sales price reflected the fair market value for the stock of SJHHS, the investment was sold for a price that was lower than the equity investment in SJHHS at December 31, 1997. As a result, the equity investment in SJHHS was written down $200,410 to properly reflect the fair value at December 31, 1997. The sale of the equity investment in SJHHS will also have the impact of reducing income of SJPA in 1998 and future years. The Company recognizes that its current revenues likely will not be sufficient to fund its expenses as they currently exist. A review of expenses and strategic planning for additional revenue sources currently is underway.

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

LIQUIDITY AND CAPITAL RESOURCES

         Shortly after its organization, the Company's nine founding stockholders each purchased one share of Common Stock in the Company for $1,250 per share. An additional 202 shares of Common Stock were sold for the same amount in the Company's initial public offering, conducted in the period from August 12, 1988 through December 31, 1988, bringing the Company's total initial capitalization to $263,750. The following table sets forth information concerning additional shares that have since been issued:


=====================================================================================================================
       Year                 Shares Issued                Per Share Price                Total Consideration Received
=====================================================================================================================
       1990                      11                          $1,250                              $13,750
---------------------------------------------------------------------------------------------------------------------
       1991                      19                          $1,500                              $28,500
---------------------------------------------------------------------------------------------------------------------
       1992                      62                          $1,750                             $108,500
---------------------------------------------------------------------------------------------------------------------
       1993                      62                          $1,925                             $119,350
---------------------------------------------------------------------------------------------------------------------
       1994                      46                          $2,570                             $118,220
---------------------------------------------------------------------------------------------------------------------
       1995                      43                          $3,000                    $119,000 cash plus $10,000
                                                                                                in notes
---------------------------------------------------------------------------------------------------------------------
       1996                      22                          $3,200                     $63,800 cash plus $6,600
                                                                                                in notes
---------------------------------------------------------------------------------------------------------------------
       1997                      10                          $3,450                              $34,500
=====================================================================================================================


The following table sets forth information concerning share repurchases:


=============================================================================================================
             Time Period                           Shares Repurchased                      Total Amount Paid
=============================================================================================================
          Second half of 1990                              6                                    $ 5,639
-------------------------------------------------------------------------------------------------------------
          Second half of 1991                              3                                    $ 3,512
-------------------------------------------------------------------------------------------------------------
          Second half of 1992                              3                                    $ 5,769
-------------------------------------------------------------------------------------------------------------
          Second half of 1993                              4                                    $ 8,124
-------------------------------------------------------------------------------------------------------------

=============================================================================================================
              Time Period                         Shares Repurchased                      Total Amount Paid
=============================================================================================================
          Second half of 1994                              5                                    $13,134
-------------------------------------------------------------------------------------------------------------
           First half of 1995                              1                                    $ 2,627
-------------------------------------------------------------------------------------------------------------
          Second half of 1995                              5                                    $15,241
-------------------------------------------------------------------------------------------------------------
           First half of 1996                              1                                    $ 3,048
-------------------------------------------------------------------------------------------------------------
          Second half of 1996                             15                                    $45,848
-------------------------------------------------------------------------------------------------------------
          Second half of 1997                             12                                    $39,376
=============================================================================================================

         No dividends were declared in 1997, and no dividends are contemplated in the near future.

         No dividends were received from the PHO in 1997 and no dividends are expected from the PHO in 1998. SJHHS paid $350,000 to the Company ($87.50 per share on 4,000 shares) in aggregate dividends in 1997. All other operating cash in 1997 was derived from the distributions with respect to the Company's limited partner units in the Same-Day Surgery Center Partnership. Operating cash in 1998 is expected to be derived from distributions with respect to the Company's limited partnership units in the Same-Day Surgery Center Partnership and from cash on hand at the end of 1997. Such cash is anticipated to meet the Company's cash needs during 1998. Further, the Company may elect to conduct a private offering of its Common Stock in 1998 at a price that will be determined based upon the then per share book value of the Company's stock. See the discussion under the heading "Physician Qualifications" in Item 5 of this report, which discussion is hereby incorporated by reference into the discussion under this
Item 6. If additional shares are sold in this fashion, such purchases will reduce the percentage of the Company owned by each shareholder, and thus also the percentage of the net income and net assets attributable to each shareholder.


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

         Government Regulation

         Several new laws and regulations affecting the health care business were adopted, at both the state and federal levels, during the last several years, including 1996 and 1997. Additional healthcare reform currently is being considered by the Florida Legislature during its Session that began on March 3, 1998 and currently is scheduled to continue through the first week in May. Additional health care reform legislation also is being considered in 1998 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, the Partially Owned Operations and the stockholders of SJPA.

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

         Beginning July 1, 1993, for an entity's 1993 fiscal year and thereafter, the annual Assessment is due on a quarterly basis. AHCA is responsible for administration of the Assessment, and it published final regulations relating to the Assessment during 1992. An entity subject to the Assessment which fails to file the required reports, or which files incomplete reports, will be subject to a fine not to exceed $1,000 per day for each violation. In addition, a delinquent report, other than a false report, will subject the entity to a fine not to exceed $50 per day for the first violation, $100 per day for the second violation and $500 per day for the third or subsequent violations. Also, if an entity fails to pay the Assessment in a timely manner, it will be subject to a fine not to exceed $100 per day for the first violation, $500 per day for the second violation and $1,000 per day for the third or subsequent violations.

         The Same-Day Surgery Center Partnership is subject to the Assessment. The partnership provided for this accrued expense in its financial statements for the period ended December 31, 1997. See the discussion under "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Financial Matters" in Item 1 of this Report, which provisions are hereby incorporated by reference into this Item 6. The Assessment will adversely impact the cash flow available for distribution to the investors in the partnership, which, in turn, will impact on the cash flow of the PHO and the Company.

         Fraud and Abuse in Health Care Programs. The Medicare Anti-Kickback Statute (the "Statute"), which came into law in the 1970's, is violated by anyone who offers, pays or receives "remuneration" in return for referring (or inducing a referral) or for purchasing, leasing or ordering any business reimbursed under the Medicare or Medicaid Program. This law is commonly known as the "fraud and abuse statute." On July 29, 1991, the Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("DHHS") published its final Medicare and Medicaid fraud and abuse safe harbor regulations, and additional final regulations were added on November 5, 1992 (collectively, the "Regulations"). The Regulations, which became effective immediately upon publication, are designed to identify certain arrangements that fall within "safe harbors" and are deemed not to be violations of the Statute.

         Any entity that provides health care services and is reimbursed for those services under the Medicare or Medicaid Program is subject to the provisions of the Statute. SJP currently does not enter into contracts that cover Medicare patients. SJHN currently contracts with managed care organizations that are qualified to enroll Medicare patients. Thus, SJHN will be, and the other Partially Owned Operations are, subject to the provisions of the Statute.

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

         The additional Regulations, published on November 5, 1992, added two additional safe harbors that were specifically designed to address the relationships between healthcare providers, managed care organizations (i.e., health maintenance organizations and preferred provider organizations), and enrollees in managed care organizations. These safe harbors include protections for: (1) incentives to enrollees (including waiver of coinsurance and deductible amounts), and (2) negotiated price reductions between healthcare providers and managed care organizations.

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

         Several laws passed by the United States Congress and regulations issued by the OIG and DHHS since 1992 have added additional sanctions and clarified the application of the Statute and the Regulations. For example, the Health Insurance Portability and Accountability Act of 1996

(commonly known as "HIPAA"), which was signed into law on August 21, 1996, among other things, expanded the scope of the Statute to apply its fraud and abuse provisions to all federal health care programs, other than the Federal Employees Health Benefits Program. In addition, it clarified the definition of "remuneration" (especially as it relates to waivers and partial waivers of coinsurance and deductible amounts), and it added six statutory "safe harbors," including exceptions to the fraud and abuse Statute for certain managed care arrangements (e.g., an arrangement which places a provider at "substantial financial risk," such as a capitation agreement).

         HIPAA also created five new criminal statutes that apply to a "health care benefit program," which term is broadly defined to cover governmental and private health programs (e.g., private insurance or self-insured plans for employees). These new laws are in addition to the Statute (which, by its terms, applies only to fraud and abuse in federal health benefit programs), and they prohibit fraudulent or abusive activities, embezzlement or stealing, making of false statements, and obstructing, preventing or misleading a criminal investigation relating to any health care benefit program. In addition, existing federal criminal laws relating to money laundering, asset forfeiture, and fraud injunctions were expanded to cover "federal health care offenses." Finally, HIPAA increases the sanctions that may be imposed for a violation of the law (including exclusion from continued participation in the Medicare or Medicaid Programs).

         In the Balanced Budget Act of 1997, which became law in the summer of 1997, Congress continued to expand the scope of the Statute by adding several new civil money penalties for violation of the fraud and abuse Statute. As a result, the government now has greater flexibility in choosing whether to pursue a violation in a civil action (which carries a lower burden of proof and does not require the same level of "intent" to violate the law as would a criminal prosecution) or a criminal prosecution.

         The net effect of these changes is to further augment the arsenal of criminal and civil statutes available to the federal government to combat actual or perceived health care fraud and abuse. The Company, the PHO, SJP and SJHN are continuing to evaluate how these laws and regulations may impact on their business arrangements and relationships.

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

         Finally, in connection with the publication of the Regulations, certain health care entities (including SJHHS) were required to report the names of physician-investors to the Health Care Financing Administration ("HCFA" - the department within DHHS responsible for administering Medicare). Because of the broad definitions included on the reporting form, it was concluded that the names of all physicians who were stockholders of SJPA at the time that such information was requested should be included as indirect owners of SJHHS. This information was intended to be used in analyzing referral patterns and utilization. The Company cannot predict how the reporting of its stockholders could impact on any individual stockholder.

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

         The fee cap described in the eighth item above was found to be unconstitutional by the United States District Court for the Northern District of Florida, but the United States District Court was overruled by the United States Eleventh Circuit Court of Appeals. That Federal Case now is over, a petition for certiorari to the United States Supreme Court having been denied. An injunction against the imposition of the limiting fee schedule also was entered by the Circuit Court of the Second Judicial Circuit, Leon County, Florida, which was upheld on appeal to the Florida First District Court of Appeals, and the appeal then was taken before the Florida Supreme Court. No decision had yet been rendered by the Supreme Court when the fee cap was repealed retroactively to its effective date by several bills passed by the Florida Legislature during its 1996 Legislative Session.

         As originally enacted, the provision described in the first item above, which absolutely prohibits referrals for the specified "designated health services," was to apply to referrals made on or after October 1, 1995 by a health care provider who acquired his or her interest in the entity before May 1, 1992. However, the effective date was moved back to October 1, 1994 by the Florida "Health Care and Insurance Reform Act of 1993" (discussed below). Thus, if a provider acquired his or her interest in an entity before May 1, 1992, then referrals made on or after October 1, 1994 for the specified "designated health services" are absolutely prohibited; but if a provider acquired his or her interest in an entity on or after May 1, 1992, then referrals made on or after the effective date of the bill (April 8, 1992) for the specified "designated health services" are absolutely prohibited.

         The provision described in the second item above, which limits referrals for other health care items or services to those complying with the safe harbors, was applicable on and after July 1, 1992.

         The provision described in the third item above, which prohibits making claims for payment or receiving payments for a service rendered pursuant to a prohibited referral, was effective on July 1, 1992. Licenses were to be required, under the provision described in the fourth item above, for entities providing the specified "designated health services" on or after April 8, 1992, although regulations for administering the licensing requirements first must be specified by AHCA, and the Company is not aware that AHCA has issued any proposed or final regulations implementing the licensing procedures. The disclosure requirements described in the fifth and sixth items above became effective on April 8, 1992.

         One provision of the Patient Self-Referral Act allows a person or an entity that could be affected by the prohibitions included in the Patient Self-Referral Act to request that AHCA, or the applicable professional board under the Florida Department of Business and Professional Regulation, issue a declaratory statement defining how the applicable state agency interprets an ambiguous provision of the Patient Self-Referral Act. As a result, interpretations of the law periodically are made as declaratory statements are issued (e.g., see the discussion under "LEGAL PROCEEDINGS - Declaratory Statement Action With Respect to SJHHS" in Item 3 of this Report, which provisions are hereby incorporated by reference into this Item 6). As a result, the Company is continuing to review the applicability to the various Partially Owned Operations of each of the specific provisions of the Patient Self-Referral Act that remain in effect.

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

         The Company continues to be unable to resolve one issue to its satisfaction. That is, it is not clear from the language of the Patient Self-Referral Act whether the absolute prohibition will apply to all referrals in which a "designated health service" is involved, or whether the referral must specifically be for a "designated health service." For example, would the absolute prohibition apply to a referral for an item or service that is not a "designated health service" if a "designated health service" is provided as an incident to the provision of the other item or service? The answer to this question would be important, for example, when a patient is referred for ambulatory surgery services to the Same-Day Surgery Center Facility, and clinical laboratory services also are performed as an incident to the provision of ambulatory surgery services. As of this time, by analogy to recently issued proposed federal regulations which are similarly designed to prohibit physician referrals to entities in which the physician owns an interest, it appears that the Patient Self-Referral Act could be interpreted to "bundle" both the specific service which constitutes the ancillary "designated health service" and the primary service to be provided, thus prohibiting the referral for both services.

         With respect to referrals to the Same-Day Surgery Center Facility, the definition of "referral" under the Patient Self-Referral Act specifically excludes referrals by a health care provider for services provided by a licensed ambulatory surgical center, such as the Same-Day Surgery Center Facility. Thus, the Company believes that the Patient Self-Referral Act does not apply to prohibit or limit referrals to the Same-Day Surgery Center Facility. However, as described above, it is not clear whether the Same-Day Surgery Center Partnership would be entitled to charge for clinical laboratory services that are provided as an incident to the ambulatory surgery services rendered at the Same-Day Surgery Center Facility.

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

         If violations of the Patient Self-Referral Act are found, then the applicable entity, and the physician who makes the prohibited referral, could be subject to penalties. The penalties are as follows. Any health care provider who makes a prohibited referral will be subject to disciplinary action by the appropriate board of the Florida Department of Business and Professional Regulation. Any entity or person that presents or causes to be presented a claim for services that were rendered pursuant to a prohibited referral is subject to a civil penalty of not more than $15,000 for each such claim. Finally, any health care provider or entity that enters into a cross-referral arrangement which is designed to circumvent the provisions of the Patient Self- Referral Act will be subject to a civil penalty of not more than $100,000 for each such cross-referral arrangement.

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

         The Florida Health Care and Insurance Reform Act of 1993. At the close of its 1993 Session on April 2, 1993, the Florida Legislature passed sweeping health care reform legislation that was designed to reduce the spiraling cost of health care and to ensure the availability of affordable health care for all Floridians. The Governor signed the "Florida Health Care and Insurance Reform Act of 1993" (the "Reform Act") into law on April 29, 1993. It still is not clear that the new law will achieve its lofty goals - which are to be met through a combination of changes in the way that health care is offered to the public, tort reform and health insurance reform. Refinements to the law have been made in each of the 1994, 1995, 1996 and 1997 Legislative Sessions, but none of the refinements have made substantive changes in the Reform Act's primary provisions.

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

         The Company, along with the entities responsible for operation and management of the Partially Owned Operations, is continuing to analyze the impact of the Reform Act and the various changes that have been made since its enactment. There can be no assurance that the Reform Act, as it is implemented and refined over time, will not have a substantial adverse impact on the amount of revenues received by each of the Partially Owned Operations for specific services rendered.

         The Florida Legislature currently is holding its 1998 Regular Session, and pending legislation, among other things, would affect the scope and applicability of the Reform Act. However, the Company cannot currently predict whether any pending legislation will ever become law, or, if it does, what the impact of the legislation could be on the Company and on the various Partially Owned Operations.

         Other Federal Prohibitions on Physician Referrals - The "Stark" Provisions. In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), which contained a number of provisions affecting the Medicare and Medicaid programs. The primary focus of the Medicare provisions was a reduction in payments to providers (e.g., hospitals), under Medicare Part A, and physicians, durable medical equipment suppliers and other providers of services under Medicare Part B. Taken together, these provisions have, and will continue to, reduce the level of reimbursement paid to the Partially Owned Operations with respect to services rendered to Medicare patients, thus reducing the cash flow and profitability of the Partially Owned Operations. In addition, OBRA '93 specified that there would be no inflation updates in Medicare payments for ambulatory surgical center services for fiscal years 1994 and 1995.

         OBRA '93 also extended the scope of the federal prohibition on physicians referring Medicare patients to entities in which they own a financial interest or have a compensation arrangement. Prior to OBRA '93, federal law prohibited referrals to entities in which a physician holds a financial interest or has a compensation arrangement only to referrals for clinical laboratory services (the so-called "Stark I Referral Prohibition"). OBRA '93 extended the prohibition to cover referrals for other "designated health services," including
(1) clinical laboratory services, (2) physical therapy services, (3) occupational therapy services, (4) radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services,
(5) radiation therapy services, (6) the furnishing of durable medical equipment,
(7) parenteral and enteral nutrients, equipment and supplies, (8) prosthetics, orthotics and prosthetic devises, (9) home health services, (10) outpatient prescription drugs and (11) inpatient and outpatient hospital services (the so-called "Stark II Referral Prohibitions"). Generally, OBRA '93 prohibits a physician with an ownership or investment interest in or a compensation arrangement with an entity from making referrals to that entity for the furnishing of any of the "designated health services".

         On August 14, 1995, final regulations were issued that applied to the Stark I Referral Prohibition relating to clinical laboratory services. On January 9, 1998, regulations were proposed to apply the Stark II Referral Prohibitions to the eleven enumerated "designated health services." These regulations clarify a number of issues that were left open in the first regulations, and they add some additional restrictions with respect to the scope of the Stark II Referral Prohibitions. The Preamble to the proposed regulations asked for public comments to be made by March 10, 1998, and it is possible that final regulations could be issued at any time thereafter.

         The Company is continuing to review the applicability of the physician referral prohibitions contained in the Stark I and Stark II Referral Prohibitions to the various Partially Owned Operations. It is clear that the prohibitions will apply to most, if not all, of the services provided by SJHHS. It is not clear at this time whether the prohibitions will apply to the services rendered by the Same-Day Surgery Center Partnership. With respect to SJHHS, it no longer provides services to Medicare patients (see the discussions under "HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. - Financial Matters" in Item 1 of this Report, which provisions are incorporated by reference into this Item 6).

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

DIRECTORS AND OFFICERS

         All of the following individuals are members of the Board of Directors at the present time and have served continuously since the dates of their election shown below. Information regarding the present officers and directors of the Company and specialties represented is as follows:

                                                              Has Served
                                                Principal        As a       Expiration      Office
                                               Occupation      Director     of Term of    Currently
        Name                        Age     or Employment(1)    Since         Office         Held
        ----                        ---     ----------------    -----         ------         ----

Anthony Brannan, M.D.**              44        Physician        1994           1998        President
Norman Castellano, M.D.*             51        Physician        1994           1998        Chairman
N. Bruce Edgerton, M.D.*             51        Physician        1995           1999        Secretary
F. Lane France, M.D.*                59        Physician        1997           2001
Bill Luria, M.D.**                   51        Physician        1996           2000        Treasurer
Benedict S. Maniscalco, M.D.*        56        Physician        1996           2000
Allen Miller, M.D.**                 48        Physician        1997           2001        Vice President
John Rasmussen, M.D.***              42        Physician        1997           1998
Michael Wasylik, M.D.**              55        Physician        1995           1999


----------

(1) Each of the directors and officers has been engaged in the practice of medicine in the Tampa, Florida area for the last five years.
*     non-surgery specialties
**    surgery specialties
***   Hospital based


         The following individuals have been nominated for election to four year term positions or one year term positions, as indicated, on the Company's Board of Directors, such election to be held at the Company's upcoming annual meeting of stockholders in April 1998:

      Name                       Age       Occupation        Term of Office
      ----                       ---       ----------        --------------

Anthony Brannan, M.D.**          44        Physician         4 years
Norman Castellano, M.D.*         51        Physician         4 years
Michael Westbury, M.D.***        45        Physician         1 year

----------

*     non-surgery specialties
**    surgery specialties
***   Hospital based


         None of the directors (present or nominated) or officers of the Company are related by blood, marriage or adoption.

         Anthony Brannan, M.D., age 44, received his M.D. degree from Vanderbilt University School of Medicine. Since 1986, Dr. Brannan has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Brannan also is a Director of the PHO, a Director of SJHHS, a limited partner in the Same-Day Surgery Center Partnership and a holder of a provider contract with SJP.

         Norman Castellano, M.D., age 51, received his M.D. degree from the University of Guadalajara. Since 1978, Dr. Castellano has been engaged in the private practice of medicine in Tampa, Florida, specializing in internal medicine. Dr. Castellano also is a Director of the PHO, a Director SJHHS and a holder of a provider contract with SJP.

         N. Bruce Edgerton, M.D., age 51, received his M.D. degree from the University of Florida. Since 1978, Dr. Edgerton has engaged in the private practice of medicine in Tampa, Florida, specializing in gastroenterology. Dr. Edgerton also is a Director of the PHO, a Director of SJHHS and a holder of a provider contract with SJP.

         Lane France, M.D., age 59, received his M.D. degree from Temple University. Since 1971, Dr. France has engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. Dr. France also is a Director of SJP and a holder of a provider contract with SJP.

         Bill Luria, M.D., age 51, received his M.D. degree from the Far Eastern University in the Philippines. Since 1985, Dr. Luria has engaged in the private practice of medicine in Tampa, Florida, specializing in plastic surgery. Dr. Luria also is a Director of the PHO and a holder of a provider contract with SJP.

         Benedict S. Maniscalco, M.D., age 56, received his M.D. degree from Duke University. Since 1976, Dr. Maniscalco has engaged in the private practice of medicine in Tampa, Florida, specializing in cardiology. Dr. Maniscalco also is a Director of the PHO and a holder of a provider contract with SJP.

         Allen Miller,. M.D., age 48, received his M.D. degree from McGill University. Since 1979, Dr. Miller has been engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Miller also is a Director of SJHHS and is a holder of a provider contract with SJP.

         John Rasmussen, M.D., age 42, received his M.D. degree from the University of Wisconsin. Since 1989, Dr. Rasmussen has been engaged in the private practice of medicine in Tampa, Florida, specializing in radiology. Dr. Rasmussen is a holder of a provider contract with SJP.

         Michael Wasylik, M.D., age 55, received his M.D. degree from Ohio State University. Since 1975, Dr. Wasylik has engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Wasylik is a holder of a provider contract with SJP.

         Michael Westbury, M.D., age 45, received his M.D. degree from the University of Florida. Since 1991, Dr. Westbury has engaged in the private practice of medicine in Tampa, Florida, specializing in anesthesiology. Dr. Westbury is a holder of a provider contract with SJP.


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

   Title of             Name of Beneficial          Amount and Nature of         Percent
    Class                     Owner                 Beneficial Ownership         of Class
------------          --------------------------    --------------------         --------

Common Stock          Anthony Brannan, M.D.**             1 Share                     *
Common Stock          Norman Castellano, M.D.**           1 Share                     *
Common Stock          N. Bruce Edgerton, M.D.             1 Share                     *
Common Stock          F. Lane France, M.D.                1 Share                     *
Common Stock          Bill Luria, M.D.                    1 Share                     *
Common Stock          Benedict S. Maniscalco, M.D.        1 Share                     *
Common Stock          Allen Miller, M.D.                  1 Share                     *
Common Stock          John Rasmussen, M.D.                1 Share                     *
Common Stock          Michael Wasylik, M.D.               1 Share                     *
Common Stock          Michael Westbury, M.D.**            1 Share                     *

                                                         10 Shares                   2.31%


*    Less than 0.5%

**   Nominee for director


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

               Financial Statements of Issuer

               - Report of Ernst & Young LLP dated as of February 27, 1998, as to the financial statements of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1997 and 1996.

               - Balance Sheets of St. Joseph's Physician Associates, Inc. as of December 31, 1997 and 1996.

               - Statements of Operations of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1997 and 1996.

               - Statements of Changes in Stockholders' Equity of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1997 and 1996.

               - Statements of Cash Flows of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1997 and 1996.

               -    Notes to Financial Statements.


          Consolidated Financial Statements of St. Joseph's Physicians-Healthcenter Organization, Inc., an entity 50% or less owned by issuer.

               - Report of Ernst & Young LLP dated February 27, 1998, as to the Consolidated Financial Statements of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1997 and 1996.

               -    Consolidated Balance Sheets of St. Joseph's
                    Physicians-Healthcenter Organization, Inc. as of December 31, 1997 and 1996.

               - Consolidated Statements of Operations of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1997 and 1996.

               - Consolidated Statements of Changes in Stockholders' Equity of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1997 and 1996.

               - Consolidated Statements of Cash Flows of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1997 and 1996.

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

*3.4 Amendment to Article V of the Bylaws of the Company adopted April 4, 1994 (previously filed as Exhibit 3.4 to the Company's 1994 Annual Report on Form 10-K)..

*4.1        Agreement between St. Joseph's Physician Associates, Inc., St.
            Joseph's Enterprises, Inc. and St. Joseph's Physicians-Healthcenter Organization, Inc. (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-18, Number 33-22011-A).

*10.3 Management Agreement between St. Joseph's Same-Day Surgery Center, Ltd. and St. Joseph's Health Care Center, Inc. (previously filed as
            Exhibit 10.4 to the Company's Registration Statement on Form S-18, Number 33-22011-A).

*10.4 Management Agreement between Hospitals' Home Health Care of Hillsborough County, Inc. and ServiceMaster Home Health Care Services, Inc. (previously filed as Exhibit 28 to the Company's Current Report on Form 8-K dated June 29, 1989).

*10.5 Service Agreement June 22, 1987 between Hospitals' Home Health Care of Hillsborough County, Inc. and American Home Patient Centers, Inc. (previously filed as Exhibit 10.5 to the Company's 1989 Annual Report on Form 10-K).

*10.6 Agreement between St. Joseph's Physician Associates, Inc., St. Joseph's Enterprises, and St. Joseph's Physicians-Healthcenter Organization, Inc. dated October 1, 1991 (previously filed as
            Exhibit 10.6 to the Company's 1991 Annual Report on Form 10-K).

*10.6.1 Letter, dated October 3, 1995, from Isaac Mallah, Executive Vice President of St. Joseph's Enterprises, Inc. to Thomas Mawn, M.D., Chairman of St. Joseph's Physician Associates, Inc., effecting an amendment to the Agreement between St. Joseph's Physician Associates, Inc., St. Joseph's Enterprises, and St. Joseph's Physicians-Healthcenter Organization, Inc. dated October 1, 1991 (previously filed as Exhibit 10.6.1 to the Company's 1995 Annual Report on Form 10-KSB).

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


ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


By: /s/ ALLEN MILLER, M.D.                                  April 14, 1998
   ------------------------------------------------         --------------------
   ALLEN MILLER, M.D., Vice President                                     Date
   (in the absence of the President)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:
   ------------------------------------------------         --------------------
   ANTHONY BRANNAN, M.D., President, Director                              Date


By: /s/  NORMAN CASTELLANO, M.D.                            April 15, 1998
   ------------------------------------------------         --------------------
   NORMAN CASTELLANO, M.D., Chairman, Director                             Date
    (principal executive officer)


By: /s/ N. BRUCE EDGERTON, M.D.                             April 14, 1998
   ------------------------------------------------         --------------------
   N. BRUCE EDGERTON, M.D., Secretary, Director                            Date


By: /s/  F. LANE FRANCE, M.D.                               April 14, 1998
   ------------------------------------------------         --------------------
   F. LANE FRANCE, M.D., Director                                          Date


By: /s/  BILL LURIA, M.D.                                   April 15, 1998
   ------------------------------------------------         --------------------
   BILL LURIA, M.D., Treasurer, Director                                   Date
   (principal financial and accounting officer)


By:
   ------------------------------------------------         --------------------
   BENEDICT S. MANISCALCO, M.D., Director                                  Date

By: /s/  ALLEN MILLER, M.D.                                 April 14, 1998
   ------------------------------------------------         --------------------
   ALLEN MILLER, M.D., Vice President, Director                            Date


By: /s/  JOHN RASMUSSEN, M.D.                               April 14, 1998
   ------------------------------------------------         --------------------
   JOHN RASMUSSEN, M.D., Director                                          Date


By: /s/  MICHAEL WASYLIK, M.D.                              April 14, 1998
   ------------------------------------------------         --------------------
   MICHAEL WASYLIK, M.D., Director                                         Date

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


For the fiscal year ended December 31, 1997      Commission File No. 33-22011-A


                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                INDEX TO EXHIBITS

Exhibit
Number       Item
------       ----


27           Financial Data Schedule (For SEC Use Only)

                              Financial Statements

                     St. Joseph's Physician Associates, Inc.

                     Years ended December 31, 1997 and 1996
             with Report of Independent Certified Public Accountants

                     St. Joseph's Physician Associates, Inc.

                              Financial Statements


                     Years ended December 31, 1997 and 1996




                                    CONTENTS

Report of Independent Certified Public Accountants................................................................1

Audited Financial Statements

Balance Sheets....................................................................................................2
Statements of Operations..........................................................................................3
Statements of Changes in Stockholders' Equity.....................................................................4
Statements of Cash Flows..........................................................................................5
Notes to Financial Statements.....................................................................................6

               Report of Independent Certified Public Accountants

Board of Directors
St. Joseph's Physician Associates, Inc.

We have audited the accompanying balance sheets of St. Joseph's Physician Associates, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physician Associates, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Tampa, Florida
February 27, 1998

                     St. Joseph's Physician Associates, Inc.

                                 Balance Sheets


                                                                              DECEMBER 31
                                                                         1997              1996
                                                                     -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $ 1,150,633       $   769,570
   Distribution receivable from limited partnership
     investments                                                          36,640            38,520
   Income taxes receivable                                                    --             6,379
   Prepaid expenses                                                        6,375             6,666
                                                                     -----------------------------
Total current assets                                                   1,193,648           821,135

Equity investments                                                       195,220           742,867
Other investments                                                         20,000            20,000
                                                                     -----------------------------
Total assets                                                         $ 1,408,868       $ 1,584,002
                                                                     =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                                  $    21,398       $    23,978
   Income taxes payable                                                   28,340                --
                                                                     -----------------------------
Total current liabilities                                                 49,738            23,978

Deferred income taxes                                                     21,988            78,326

Stockholders' equity:
   Common stock, $1 par value: 7,500 shares authorized;
     428 shares at December 31, 1997 and 426 shares at
     December 31, 1996 issued and outstanding                                428               426
   Common stock subscribed, 3 shares at December 31,
     1997 and 7 shares at December 31, 1996                                    3                 7
   Subscriptions receivable                                               (4,500)          (11,600)
   Additional paid-in capital                                            698,101           704,975
   Retained earnings                                                     643,110           787,890
                                                                     -----------------------------
Total stockholders' equity                                             1,337,142         1,481,698
                                                                     -----------------------------
Total liabilities and stockholders' equity                           $ 1,408,868       $ 1,584,002
                                                                     =============================



See accompanying notes.

                     St. Joseph's Physician Associates, Inc.

                            Statements of Operations


                                                            YEAR ENDED DECEMBER 31
                                                              1997           1996
                                                           ------------------------
Equity in net earnings of investees                        $   2,763       $146,911
Distribution income                                          120,040        154,080
                                                           ------------------------
                                                             122,803        300,991
Expenses:
   Salary                                                     40,000         40,000
   General and administrative                                 81,622         79,718
                                                           ------------------------
Operating income                                               1,181        181,273

Interest income                                               30,449         25,547
Loss on impairment of equity investment                     (200,410)            --
                                                           ------------------------
Income (loss) before income taxes                           (168,780)       206,820

Provisions for income taxes (benefit)                        (24,000)        73,709
                                                           ------------------------
Net income (loss)                                          $(144,780)      $133,111
                                                           ========================

Net income (loss) per common share--basic and diluted      $    (333)      $    307
                                                           ========================

Weighted average shares outstanding and subscribed               435            434
                                                           ========================



See accompanying notes.

                     St. Joseph's Physician Associates, Inc.

                  Statements of Changes in Stockholders' Equity


                                                 COMMON                     ADDITIONAL
                                    COMMON        STOCK     SUBSCRIPTIONS     PAID-IN       RETAINED
                                     STOCK     SUBSCRIBED     RECEIVABLE      CAPITAL       EARNINGS        TOTAL
                                  --------------------------------------------------------------------------------------
Balance at January 1, 1996             $422        $5         $(10,000)       $685,477      $654,779       $1,330,683
   Sale and subscription of
     common stock                        19         3           (3,600)         70,378             -           66,800
   Redemption of common stock           (15)       (1)           2,000         (50,880)            -          (48,896)
   Net income                             -         -                -               -       133,111          133,111
                                  --------------------------------------------------------------------------------------
Balance at December 31, 1996            426         7          (11,600)        704,975       787,890        1,481,698
   Sale and subscription of
     common stock                        13        (3)           5,100          34,490             -           39,600
   Redemption of common stock           (11)       (1)           2,000         (41,364)            -          (39,376)
   Net loss                               -         -                -               -      (144,780)        (144,780)
                                  --------------------------------------------------------------------------------------
Balance at December 31, 1997           $428        $3         $ (4,500)       $698,101      $643,110       $1,337,142
                                  ======================================================================================



See accompanying notes.

                     St. Joseph's Physician Associates, Inc.

                            Statements of Cash Flows


                                                               YEAR ENDED DECEMBER 31
                                                                1997            1996
                                                            --------------------------
OPERATING ACTIVITIES
Net income (loss)                                           $ (144,780)      $ 133,111
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Equity in net earnings of investees                        (2,763)       (146,911)
     Distribution income                                      (120,040)       (154,080)
     Loss on impairment of equity investment                   200,410              --
     Deferred income taxes                                     (56,338)         42,808
     Changes in operating assets and liabilities:
       Prepaid expenses                                            291           1,372
       Income taxes receivable                                   6,379          (6,379)
       Accrued expenses                                         (2,580)          5,353
       Income taxes payable                                     28,340         (22,156)
                                                            --------------------------
Net cash used in operating activities                          (91,081)       (146,882)

INVESTING ACTIVITIES
Dividends from equity investments                              350,000          95,000
Distributions received                                         121,920         159,560
                                                            --------------------------
Net cash provided by investing activities                      471,920         254,560

FINANCING ACTIVITIES
Proceeds from sale of common stock                              39,600          66,800
Redemption of common stock                                     (39,376)        (48,896)
                                                            --------------------------
Net cash provided by financing activities                          224          17,904
                                                            --------------------------

Increase in cash and cash equivalents                          381,063         125,582
Cash and cash equivalents at beginning of year                 769,570         643,988
                                                            --------------------------
Cash and cash equivalents at end of year                    $1,150,633       $ 769,570
                                                            ==========================



See accompanying notes.

                     St. Joseph's Physician Associates, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

St. Joseph's Physician Associates, Inc. (the Company) was organized on November 20, 1987 to establish and operate an association of qualified physicians and engage directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (PHO) for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The PHO had 6,250 preferred shares outstanding as of December 31, 1996. For 1996, the Company earned equity in the net earnings of the PHO at 22.22% of the PHO's earnings after deducting a 6% cumulative dividend for the 6,250 preferred shares. The PHO's preferred shares were redeemed effective January 31, 1997. After this redemption, the Company earned equity in the net earnings of the PHO at 50% of the PHO's earnings. The PHO was organized for the purpose of engaging directly or indirectly in health care related ventures.

In June 1989, the Company acquired 4,000 shares of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services (HHC) for $10 per share. The 4,000 shares represent 50% of the outstanding common stock of HHC.

On January 5, 1998, the Company sold its 4,000 shares of HHC to St. Joseph's Ancillary Services, Inc. for $100,000. The investment in HHC was sold for a price that was lower than the equity investment in HHC at December 31, 1997. As a result, the equity investment in HHC was written down by $200,410, to properly reflect its fair value at December 31, 1997.

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

                     St. Joseph's Physician Associates, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUITY INVESTMENTS

The Company accounts for its investments in the PHO and HHC on the equity method. Accordingly, these investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition through December 31, 1997 and 1996, respectively. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and has been amortized as a component of equity in net earnings of investees over 40 years. The unamortized portion of the excess of $66,362 was written off and is included in loss on impairment of equity investment for the year ended December 31, 1997.

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

SUBSCRIPTIONS RECEIVABLE

Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments during 1998.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

                     St. Joseph's Physician Associates, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INCOME PER COMMON SHARE

Income per common share is based upon the weighted average number of common shares outstanding during the period.

2. EQUITY INVESTMENTS

A summary of the changes in equity investments is presented below:

                                                                    HHC               PHO             TOTAL
                                                              ------------------------------------------------
         Balance at January 1, 1996                                 $589,486        $101,470        $ 690,956
            Equity in net earnings of investees                      110,614          36,297          146,911
            Dividend received                                        (95,000)              -          (95,000)
                                                              ------------------------------------------------
         Balance at December 31, 1996                                605,100         137,767          742,867
            Equity in net earnings of investees                       45,310         (42,547)           2,763
            Loss on impairment of equity investment                 (200,410)              -         (200,410)
            Dividend received                                       (350,000)              -         (350,000)
                                                              ------------------------------------------------
         Balance at December 31, 1997                               $100,000        $ 95,220        $ 195,220
                                                              ================================================

                     St. Joseph's Physician Associates, Inc.

2. EQUITY INVESTMENTS (CONTINUED)

The condensed balance sheets of the equity investees are as follows:

                                                                DECEMBER 31
                                                            1997            1996
                                                         --------------------------
         HHC
         Assets:
            Current assets                               $1,516,114      $2,128,418
            Noncurrent assets                                 2,374           4,902
                                                         --------------------------
         Total assets                                     1,518,488      $2,133,320
                                                         ==========================

         Liabilities and stockholders' equity:
            Current liabilities                          $  801,591      $  827,404
            Long-term liabilities                           248,799         232,654
            Stockholders' equity                            468,098       1,073,262
                                                         --------------------------
         Total liabilities and stockholders' equity      $1,518,488      $2,133,320
                                                         ==========================

         PHO
         Assets:
            Current assets                               $  309,443      $  529,474
            Noncurrent assets                               231,749         259,025
                                                         --------------------------
         Total assets                                    $  541,192      $  788,499
                                                         ==========================

         Liabilities and stockholders' equity:
            Current liabilities                          $  130,226      $  163,323
            Stockholders' equity                            410,966         625,176
                                                         --------------------------
         Total liabilities and stockholders' equity      $  541,192      $  788,499
                                                         ==========================

                     St. Joseph's Physician Associates, Inc.

2. EQUITY INVESTMENTS (CONTINUED)

The condensed statements of operations of the equity investees are as follows:

                                       YEAR ENDED DECEMBER 31
                                       1997              1996
                                   -----------------------------
         HHC
         Revenues                  $ 2,998,416       $ 3,121,893
         Expenses                   (2,832,248)       (2,760,438)
                                   -----------------------------
                                       166,168           361,455
         Income tax provision           71,333           136,015
                                   -----------------------------
         Net income                $    94,835       $   225,440
                                   =============================

         PHO
         Revenues                  $   182,050       $   398,432
         Expenses                     (264,100)         (197,991)
                                   -----------------------------
                                       (82,050)          200,441
         Income tax provision            6,535            27,957
                                   -----------------------------
         Net income (loss)         $   (88,585)      $   172,484
                                   =============================

3. INCOME TAXES

The provision for income taxes (benefit) consists of the following:

                                                   YEAR ENDED DECEMBER 31
                                                     1997          1996
                                                   ----------------------
         Current:
            Federal                                $ 27,000       $26,408
            State                                     5,000         4,521
         Deferred:
            Federal                                 (48,000)       36,528
            State                                    (8,000)        6,252
                                                   ======================
         Provision for income taxes (benefit)      $(24,000)      $73,709
                                                   ======================

                     St. Joseph's Physician Associates, Inc.

3. INCOME TAXES (CONTINUED)

The differences between the federal income tax rate and the Company's effective income tax rate for the years ended December 31, 1997 and 1996 are as follows:

                                                          1997          1996
                                                         -------------------
         Federal income tax at statutory rate            (34.0)%        34.0%
         State income taxes, net of federal income
            tax benefit                                   (3.6)          3.6
         Effect of permanent differences                  23.4            --
         Other                                              --          (2.0)
                                                         -------------------
                                                         (14.2)%        35.6%
                                                         ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                  DECEMBER 31
                                                                             1997          1996
                                                                           ----------------------
         Deferred tax liabilities:
            Investments accounted for under equity method for
              financial accounting purposes                                $133,000      $112,980
                                                                           ----------------------
         Total deferred tax liabilities                                     133,000       112,980

         Deferred tax assets:
            Difference in basis of investments in limited partnership
              interests between financial and
              tax reporting                                                 110,000        33,862
            Other                                                             1,012           792
                                                                           ----------------------
         Total deferred tax assets                                          111,012        34,654
                                                                           ----------------------
         Net deferred tax liability                                        $ 21,988      $ 78,326
                                                                           ======================

The Company paid income taxes of approximately $19,000 and $37,000 in 1997 and 1996, respectively.

                     St. Joseph's Physician Associates, Inc.

4. RELATED PARTIES

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc. St. Joseph's Hospital, Inc. is a controlled affiliate of St. Joseph's Health Care Center, Inc. (the Center). The Center provided administrative support to the Company at no charge. Effective February 1, 1997, the Center charged the Company for administrative support and direct costs (i.e., supplies, food charges, printing, etc.).

All limited partner investors in PHO's ventures are investors in the Company. Additionally, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

St. Joseph's Enterprises, Inc. and St. Joseph's Ancillary Services, Inc., both affiliates of the Center, own 50% of the outstanding common stock of PHO and HHC, respectively.

                       Consolidated Financial Statements

                      St. Joseph's Physicians-Healthcenter
                               Organization, Inc.

                     Years ended December 31, 1997 and 1996
            with Report of Independent Certified Public Accountants

            St. Joseph's Physicians-Healthcenter Organization, Inc.

                       Consolidated Financial Statements

                     Years ended December 31, 1997 and 1996

                                    CONTENTS

Report of Independent Certified Public Accountants ...................        1

Audited Consolidated Financial Statements

Consolidated Balance Sheets ..........................................        2
Consolidated Statements of Operations ................................        3
Consolidated Statements of Changes in Stockholders' Equity ...........        4
Consolidated Statements of Cash Flows ................................        5
Notes to Consolidated Financial Statements ...........................        6

              Report of Independent Certified Public Accountants

Board of Directors
St. Joseph's Physicians-Healthcenter Organization, Inc.


We have audited the accompanying consolidated balance sheets of St. Joseph's Physicians-Healthcenter Organization, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physicians-Healthcenter Organization, Inc. at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                          /s/ Ernest & Young LLP


Tampa, Florida
February 27, 1998

            St. Joseph's Physicians-Healthcenter Organization, Inc.

                          Consolidated Balance Sheets

                                                               DECEMBER 31
                                                            1997          1996
                                                          ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                               $158,678      $459,628
  Accounts receivable                                       61,618        12,800
  Distribution receivable                                       --        37,236
  Income tax receivable                                     73,885            --
  Prepaid insurance                                         11,445            --
  Due from affiliated organizations                          3,817         8,280
  Other current assets                                          --        11,530
                                                          ----------------------
Total current assets                                       309,443       529,474

Equity investment in limited partnership                   106,013        98,422
Other investments                                           72,575        52,000
Deferred income taxes                                       53,161       108,603
                                                          ----------------------
Total assets                                              $541,192      $788,499
                                                          ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                   $ 17,241      $ 32,445
  Income taxes payable                                          --        39,072
  Dividends payable                                             --        58,750
  Membership fee deposits                                   13,500        15,000
  Due to affiliated organizations                           99,485        18,056
                                                          ----------------------
Total current liabilities                                  130,226       163,323

Stockholders' equity:
  Common stock, $1 par value, 5,000 shares
   authorized, issued and outstanding                        5,000         5,000
Preferred Stock, $20 par value, 6% cumulative,
   6,250 shares authorized; no shares issued and
   outstanding as of December 31, 1997 and 6,250 shares
   issued and outstanding as of December 31, 1996               --       125,000
  Additional paid-in capital                                95,000        95,000
  Retained earnings                                        310,966       400,176
                                                          ----------------------
Total stockholders' equity                                 410,966       625,176
                                                          ----------------------
Total liabilities and stockholders' equity                $541,192      $788,499
                                                          ======================

See accompanying notes.

            ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31
                                                            1997          1996
                                                          ----------------------
Revenues:
  Membership fees                                         $ 52,103      $241,300
  Equity in earnings of limited partnership                 87,617        99,260
  Investment and other income                               42,330        57,872
                                                          ----------------------
Total revenues                                             182,050       398,432

Expenses:
  General and administrative                               220,620       143,028
  Professional fees                                         43,480        53,735
  Amortization                                                  --         1,228
                                                          ----------------------
Total expenses                                             264,100       197,991
                                                          ----------------------
(Loss) income before income taxes                          (82,050)      200,441

Provision for income taxes                                   6,535        27,957
                                                          ----------------------
Net (loss) income                                         $(88,585)     $172,484
                                                          ======================


See accompanying notes.

            ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC.

           CONSOLIDATED STATEMENTS OF CHARGES IN STOCKHOLDERS' EQUITY

                                                                  $20 PAR VALUE
                                         $1 PAR VALUE              6% CUMULATIVE
                                         COMMON STOCK             PREFERRED STOCK           ADDITIONAL
                                       ------------------------------------------------      PAID-IN        RETAINED
                                       SHARES    AMOUNT          SHARES      AMOUNT          CAPITAL         EARNING        TOTAL
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 1995           5,000      $   5,000       6,250       $ 125,000     $  95,000      $ 235,192     $ 460,192
  Dividends declared on
   Preferred Stock                        --             --          --              --            --         (7,500)       (7,500)
  Net income for the year ended
   December 31, 1996                      --             --          --              --            --        172,484       172,484
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 1996           5,000          5,000       6,250         125,000        95,000        400,176       625,176
  Redemption of
   Preferred Stock                        --             --      (6,250)       (125,000)           --             --      (125,000)
  Dividends declared on
   Preferred Stock                        --             --          --              --            --           (625)         (625)
  Net loss for the year ended
   December 31, 1997                      --             --          --              --            --       (88,5850)      (88,585)
                                       ------------------------------------------------------------------- -----------------------
Balance at December 31, 1997           5,000      $   5,000          --       $      --     $  95,000      $ 310,966     $ 410,966
                                       ===========================================================================================

See accompanying notes.

             ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31
                                                                      1997           1996
                                                                   -------------------------
  OPERATING ACTIVITIES
  Net (loss) income                                                $ (88,585)      $ 172,484
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Amortization                                                        --           1,228
      Equity in earnings of limited partnership                      (87,617)        (99,260)
      Changes in operating assets and liabilities:
        Increase in accounts receivable                              (48,818)        (12,800)
        Decrease in distribution receivable                           37,236             898
        Decrease in prepaid income taxes                                  --          60,434
        Increase in income tax receivable                            (73,885)             --
        Increase in prepaid insurance                                (11,445)             --
        Increase in due from affiliated organizations                 (3,817)             --
        Decrease (increase) in other current assets                   19,810          (7,575)
        Decrease in other long-term receivable                            --          80,000
        Decrease (increase) in deferred income taxes                  55,442         (16,846)
       (Decrease) increase in accounts payable and
         accrued expenses                                            (15,204)         15,364
       (Decrease) increase in income taxes payable                   (39,072)         39,072
        Decrease in membership fee deposits                           (1,500)        (68,500)
        Increase in due to affiliated organizations                   81,429          17,620
                                                                   -------------------------
  Net cash (used in) provided by operating activities               (176,026)        182,119

  INVESTING ACTIVITIES
  Purchase of other investments                                      (20,575)        (42,000)
  Distributions received from limited partnerships                    80,026         102,720
                                                                   -------------------------
  Net cash provided by investing activities                           59,451          60,720

  FINANCING ACTIVITIES
  Redemption of preferred stock                                     (125,000)             --
  Dividends paid                                                     (59,375)             --
                                                                   -------------------------
  Net cash used in financing activities                             (184,375)             --
                                                                   -------------------------

  (Decrease) increase in cash and cash equivalents                  (300,950)        242,839
  Cash and cash equivalents at beginning of year                     459,628         216,789
                                                                   -------------------------
  Cash and cash equivalents at end of year                         $ 158,678       $ 459,628
                                                                   =========================


See accompanying notes.

             ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

EQUITY INVESTMENT IN LIMITED PARTNERSHIP

The Company accounts for its 4% investment in the Surgery Center under the equity method due to the Company's ability to exercise significant influence over the limited partnership. Accordingly, this investment has been stated in the accompanying consolidated balance sheets at the cost of acquisition plus the Company's equity in the Surgery Center undistributed earnings or losses since acquisition through December 31, 1997 and 1996, respectively. None of the assets or liabilities of the partnership are included in the consolidated balance sheets except to the extent of the Company's interests in the underlying net assets of the limited partnership. The Company's earnings resulting from its proportionate shares of the partnership's revenue and expenses are included in equity in earnings of limited partnership in the consolidated statements of operations.

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

RECLASSIFICATIONS

Certain Amounts included in the financial statements in 1996 have been reclassified to conform to the 1997 presentation. Such reclassifications had no effects on results of operations.


2. PREFERRED STOCK


The outstanding preferred stock of the Company, together with all declared and unpaid dividends through January 31, 1997, was redeemed through the payment of $184,375 by the Company on February 6, 1997 ($125,000 for the 6,250 shares of preferred stock and $59,375 in dividends).

             ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC.

3. EQUITY INVESTMENT IN LIMITED PARTNERSHIP

A summary of the changes in the Company's equity investment in a limited partnership is presented below:

                                                                YEAR ENDED DECEMBER 31
                                                                  1997          1996
                                                                ----------------------
      Balance at January 1                                      $ 98,422      $101,882
      Equity in earnings of limited partnership for
        the year ended December 31                                87,617        99,260
      Distributions received                                     (80,026)     (102,720)
                                                                ----------------------
      Balance at December 31                                    $106,013      $ 98,422
                                                                ======================

The condensed balance sheets and related statements of income of the limited partnership are as follows:

                                                                     DECEMBER 31
                                                                 1997            1996
                                                              --------------------------
       Assets:
         Current assets                                       $3,620,760      $3,415,417
         Noncurrent assets                                       608,827         730,015
                                                              --------------------------
       Total assets                                           $4,229,587      $4,145,432
                                                              ==========================

       Liabilities and partners' equity:
         Current liabilities                                  $1,374,866      $1,238,989
         Long-term debt                                          186,203         423,513
         Partners' equity                                      2,668,518       2,482,930
                                                              --------------------------
       Total liabilities and partners' equity                 $4,229,587      $4,145,432
                                                              ==========================

                                                               YEAR ENDED DECEMBER 31
                                                                 1997            1996
                                                              --------------------------
       Revenues                                               $9,183,166      $9,646,996
       Expenses                                                7,000,245       7,165,501
                                                              --------------------------
       Net income                                             $2,182,921      $2,481,495
                                                              ==========================

             ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC.

4. OTHER INVESTMENTS

During 1997 and 1996, the Company acquired certain limited partnership units in the Surgery Center under the Company's right of first refusal as managing partner. As of December 31, 1997, the Company owned one and three-quarters partnership units, a 2.1% interest. As of December 31, 1996, the Company owned one and one-half limited partnership units, a 1.8% interest. These investments of $72,575 and $52,000 at December 31, 1997 and 1996, respectively, are presented as other current investments. Management has not actively marketed these limited partnership units and will likely hold them beyond one year. Accordingly, these investments are classified as other investments (noncurrent). Distributions are recorded as income when declared and included in investment and other income. The difference between accounting for these investments at cost rather than under the equity method is not material to net income or the financial position of the Company.

5. INCOME TAXES

The combined federal and state income tax provision consists of the following components:

                                                                YEAR ENDED DECEMBER 31
                                                                  1997            1996
                                                              -------------------------
     Current:
      Federal                                                 $  (1,857)      $  38,255
      State                                                        (318)          6,548
     Deferred taxes:
      Federal                                                     7 437         (14,384)
      State                                                       1,273          (2,462)
                                                              -------------------------
     Provision for income taxes                               $   6,535       $  27,957
                                                              =========================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                   1997              1996
                                                                ---------------------------
       Total deferred tax liabilities                           $      --         $    (524)
       Total deferred tax assets                                   99,894           109,127
       Total valuation allowance                                  (46,733)               --
                                                                ---------------------------
       Net deferred tax asset                                   $  53,161         $ 108,603
                                                                ===========================

            ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC.

5. INCOME TAXES (CONTINUED)

Components of the Company's deferred tax assets result primarily from differences in basis of investments in partnership interest between financial and tax reporting as well as deferred expenses on investments in SJHN. The total valuation allowance increased $46,733 during the year ended December 31, 1997.

The Company paid income taxes of $36,000 and $7,920 in 1997 and 1996, respectively.

6. COMMITMENTS AND CONTINGENCIES

As the managing general partner, the Company is contingently liable for all liabilities of the Surgery Center.

7. RELATED PARTY TRANSACTIONS

The Company is 50% owned by St. Joseph's Enterprises, Inc., an affiliate of St. Joseph's Health Care Center, Inc. (the Center). The Center provides administrative support to the Company. Amounts assessed for this support by the Center are included in the consolidated statements of operations in general and administrative expense. The Company paid $160,724 and $90,160 in 1997 and 1996, respectively. Membership fee revenue from St. Joseph's Hospital, a controlled affiliate of the Center, totaled $22,150 and $120,650 in 1997 and 1996, respectively.

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


         The following materials are included herewith and furnished to the Commission for its information:

         (1) One copy of the form of proxy and related materials sent to the registrant's security holders with respect to its 1998 annual meeting of stockholders.

         The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

         No annual report or similar material, other than as furnished herewith, has been sent to the security holders of the registrant with respect to its 1998 annual meeting of stockholders.

              [ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC. LETTERHEAD]





March 25, 1998




Dear Stockholder:

The 1998 Annual Meeting of Stockholders will be held on WEDNESDAY, APRIL 29, 1998 AT 6:00 P.M. IN THE MEDICAL ARTS BUILDING AUDITORIUM. For further information, please refer to the enclosed Notice of Annual Meeting. You also will find enclosed, a letter from the Chairman of the Board, Norman Castellano, M.D., and the Nominating Committee's report on its nominations for each directorship to be filled at the Annual Meeting.

Reports will be presented on all 1997 activities of St. Joseph's Physician Associates, Inc. This Annual Meeting is intended to provide an opportunity for all Stockholders to participate in the affairs of the Company. This participation is very important to the future of the Company and the Bylaws ensure that participation is open to all Stockholders. The new Board members will be elected, and soon after the Annual Meeting, new committees will be re-appointed. Please call me if you are interested in serving on a committee.

We look forward to your participation at the meeting. If you are unable to attend, however, please complete the enclosed proxy and return it to us in the enclosed return envelope.

                                   Sincerely,



                                   /s/  Anthony Brannan, M.D.
                                   ------------------------------
                                   Anthony Brannan, M.D.
                                   President




Enclosures

              [ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC. LETTERHEAD]






March 25, 1998





Dear Stockholder:

One of the purposes of the 1998 Annual Meeting of the Stockholders is to elect three members of the Board of Directors. The Nominating Committee of the Board of Directors has met to nominate individuals to fill the three vacancies on the Board of Directors. The members of this Committee are Anthony Brannan, M.D., Allen D. Miller, M.D., and myself. The Chairman of the Committee is Dr. Miller. All members can be contacted at the above mailing address.

Enclosed is the Nominating Committee's report on its nominations for each directorship to be filled at the Annual Meeting.

Nominations, in addition to those made by the Nominating Committee, may be made by petition by at least twenty-five percent (25%) of the shareholders eligible to vote at the Annual Meeting. There were 430 shareholders of record as of March 15, 1998, so 108 shareholders must sign a nominating petition. The petition must be filed with the President, Anthony Brannan, M.D., or the Secretary, N. Bruce Edgerton, M.D., not later than fourteen (14) days before the Annual Meeting scheduled on April 29, 1998.

We look forward to seeing you at the meeting.



Sincerely,

/s/ Norman Castellano, M.D.
---------------------------------
Norman Castellano, M.D.
Chairman of the Board of Directors



Enclosure

              [ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC. LETTERHEAD]







March 13, 1998




Norman J. Castellano, M.D.
Chairman of the Board, SJPA
2727 W. Dr. M.L. King Jr. Blvd.
Suite 450
Tampa, Florida 33607


RE: Nominations for SJPA Board of Directors


Dear Dr. Castellano:

The Nominating Committee, consisting of Anthony Brannan, M.D., 4700 N. Habana Avenue #403, Tampa, FL 33614; Norman J. Castellano, M.D., 2727 W. Dr. M.L. King, Jr., Blvd. #450, Tampa, FL 33607; and myself, Allen D. Miller, M.D., 4612
N. Habana Avenue, Suite 203, Tampa, FL 33614, has met and submits the following nominations:

For a full four-year term on the Board of Directors as provided by our bylaws, Anthony Brannan, M.D., Surgery representative; Norman J. Castellano, M.D., Medicine representative; and for a one year, hospital-based physician term:
Michael Westbury, M.D., Anesthesiology.


Respectfully submitted,



/s/ Allen D. Miller, M.D.
---------------------------
Allen D. Miller, M.D.
Chairman, Nominating Committee




ADM:evo

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.



                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                 APRIL 29, 1998





     You are cordially invited to attend the 1998 Annual Meeting of the stockholders of St. Joseph's Physician Associates, Inc., which will be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King, Jr. Blvd., Tampa, Florida, on Wednesday, April 29, 1998 at 6:00 p.m., local time, for the following purposes:

          (1) To elect three directors, two to serve terms of four years and one to serve a term of one year;

                                       and

          (2) To transact such other business as may properly come before the meeting or any adjournments thereof.

     Only stockholders of record at the close of business on March 15, 1998 are entitled to notice of and to vote at the meeting or any adjournments thereof.

     Accompanying this Notice of Annual Meeting is a form of proxy. In the event that you will be unable to attend the meeting, please sign, date and return the proxy in the enclosed return envelope.





                                   By order of the Board of Directors




                                   /s/  N. Bruce Edgerton, M.D.
                                   ------------------------------------
                                   N. Bruce Edgerton, M.D., Secretary



March 25, 1998

Enclosures

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


                        PROXY SOLICITED ON BEHALF OF THE
                             BOARD OF DIRECTORS FOR
                       1998 ANNUAL STOCKHOLDERS' MEETING


     The undersigned stockholder of St. Joseph's Physician Associates, Inc.
(the "Company"), revoking all prior proxies, hereby appoints Norman Castellano, M.D., Anthony Brannan, M.D. and N. Bruce Edgerton, M.D., or one or more of them, as the attorneys and proxies of the undersigned, with full power of substitution and revocation, to vote all the shares of stock of the Company that the undersigned may be entitled to vote at the 1998 Annual Meeting of the Stockholders of the Company to be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King Jr. Blvd., Tampa, Florida, on April
29, 1998, at 6:00 p.m., local time, and at any adjournment or adjournments thereof, with all powers that the undersigned would possess if personally present, upon the following matters as more fully described in the accompanying Notice of Annual Meeting, receipt of which is hereby acknowledged:

     (1)  Election of Directors to serve terms of four years each:
          [ ] FOR the nominees listed below (except as marked to the contrary):

                         Norman Castellano, M.D.
                         Anthony Brannan, M.D.

                (To withhold authority to vote for one of the nominees, strike through his name above.)

          [ ]   WITHHOLD authority to vote for all nominees listed above.

     (2)  Election of Director to serve term of one year:
          [ ]   FOR the nominee listed below:

                         Michael Westbury, M.D.

          [ ]   WITHHOLD authority to vote for the nominee listed above.

     (3) In their discretion upon such other matters as may properly come before the meeting.

     When properly executed, this proxy will be voted as specified above. If the proxy is returned with no contrary specification made, it will be voted FOR Proposal (1) and FOR Proposal (2).


     DATED the _____ day of _____________, 1998.


                              (SIGNATURE) _________________________


                              (PRINT NAME) ________________________

PLEASE SIGN NAME EXACTLY AS IT APPEARS ON STOCK CERTIFICATE. WHEN SIGNING AS ATTORNEY, EXECUTOR, ADMINISTRATOR, TRUSTEE OR GUARDIAN, GIVE FULL TITLE. IF MORE THAN ONE TRUSTEE OR PERSONAL REPRESENTATIVE, ALL MUST SIGN.