Form 10QSB
period 1998-03-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1998-05-13
CIK 833212

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               ==================

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998
Commission File Number 33-22011-A


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

                 Class                         Outstanding at March 31, 1998

Common stock, par value $1.00 per share                 430 shares
---------------------------------------                 ----------

                       Documents incorporated by reference
                                      NONE

                                TABLE OF CONTENTS

                  FORM 10-QSB QUARTERLY REPORT - March 31, 1998

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




                                                                   Page
                                                                -----------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                               3 - 10

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                 11 - 13



PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                    14

     Item 2.   Changes in Securities                                15

     Item 3.   Defaults Upon Senior Securities                      15

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                              15

     Item 5.   Other Information                                    15

     Item 6.   Exhibits and Reports on Form 8-K                     15


               Signatures                                           16

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                      March 31,         December 31,
                                                        1998                1997
                                                     -----------       -------------
                                                     (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                        $ 1,238,316         $ 1,150,633
    Distribution receivable from
       limited partnership investments                    24,705              36,640
    Income taxes receivable                                3,058                  --
    Prepaid expenses                                       4,500               6,375
                                                     -----------         -----------
Total current assets                                   1,270,579           1,193,648

Equity investments                                        96,113             195,220
Other investments                                         20,000              20,000
                                                     -----------         -----------
Total assets                                         $ 1,386,692         $ 1,408,868
                                                     ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                 $    24,208         $    21,398
    Income taxes payable                                      --              28,340
                                                     -----------         -----------
Total current liabilities                                 24,208              49,738

Deferred income taxes                                     21,988              21,988
                                                     -----------         -----------
Total liabilities                                         46,196              71,726

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares
     authorized; 427 shares at March 31, 1998
     and 428 shares at December 31, 1997
     issued and outstanding                                  427                 428
    Common stock subscribed, 3 shares at
     March 31, 1998 and December 31, 1997                      3                   3
    Subscriptions receivable                              (4,500)             (4,500)
    Additional paid-in capital                           695,053             698,101
    Retained earnings                                    649,513             643,110
                                                     -----------         -----------
Total stockholders' equity                             1,340,496           1,337,142
                                                     -----------         -----------

Total liabilities and stockholders' equity           $ 1,386,692         $ 1,408,868
                                                     ===========         ===========




                          The accompanying notes are an
                  integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME




                                            For the          For the
                                         quarter ended    quarter ended
                                         March 31, 1998   March 31, 1997
                                         --------------   --------------
                                          (Unaudited)      (Unaudited)
Equity in net earnings of investees        $    893         $  9,173
Distribution income                          24,705           23,380
                                           --------         --------
                                             25,598           32,553

Expenses:
  Salary                                     10,000           10,000
  General and administrative                 19,324           15,024
                                           --------         --------
                                             29,324           25,024

Operating (loss) income                      (3,726)           7,529

Interest income                              13,731            6,534
                                           --------         --------
Income before income taxes                   10,005           14,063

Provision for income taxes                    3,602            5,063
                                           --------         --------
Net Income                                 $  6,403         $  9,000
                                           ========         ========


Net income per common share -
 basic and diluted                         $     15         $     21
                                           ========         ========

Weighted average shares outstanding             430              433
     and subscribed                        ========         ========









                     The accompanying notes are an integral
                       part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                             For the               For the
                                                          quarter ended         quarter ended
                                                          March 31, 1998        March 31, 1997
                                                          --------------        --------------
OPERATING ACTIVITIES
Net income                                                 $     6,403           $     9,000
Adjustments to reconcile net income to
    net cash used in operating activities:
     Equity in net earnings of investees                          (893)               (9,173)
     Distribution income                                       (24,705)              (23,380)
     Changes in operating assets and liabilities:
       Prepaid expenses                                          1,875                 2,220
       Income taxes receivable                                  (3,058)              (72,500)
       Accrued expenses                                          2,809                (3,732)
       Income taxes payable                                    (28,340)                5,063
                                                           -----------           -----------
Net cash used in operating activities                          (45,909)              (92,502)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                        100,000                     -
Distributions received                                          36,640                38,520
                                                           -----------           -----------
Net cash provided by investing activities                      136,640                38,520

FINANCING ACTIVITIES
Redemption of common stock                                      (3,048)                    -
                                                           -----------           -----------
Net cash used in financing activities                           (3,048)                    -

Increase(decrease)in cash and cash equivalents                  87,683               (53,982)
Cash and cash equivalents at beginning of quarter            1,150,633               769,570
                                                           -----------           -----------
Cash and cash equivalents at end of quarter                $ 1,238,316           $   715,588
                                                           ===========           ===========











                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.

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

In June 1989, the Company acquired 4,000 shares of the common stock in Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services ("SJHHS") for $10 per share. The 4,000 shares represented 50% of the outstanding common stock of SJHHS. On January 5, 1998, the Company sold all of its ownership interest in SJHHS to St. Joseph's Ancillary Services, Inc. for $100,000. The investment in SJHHS was sold for a price that was lower than the carrying amount of the equity investment in SJHHS. In contemplation of the sale, the equity investment in SJHHS was written down in December 1997 by $200,410, to properly reflect its fair value at December 31, 1997. No effect of the write down of the SJHHS equity investment is included in the statement of income for the quarter ended March 31, 1997.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't):

Equity Investments

The Company accounts for its investments in the PHO and SJHHS (through January 5, 1998) on the equity method. Accordingly, the investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income. The excess of the cost of acquisition of the investment in SJHHS over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and being amortized as a component of equity in net earnings of investees over 40 years. The unamortized portion of the excess of $62,362 was included in the write down of the SJHHS equity investment of $200,410, recorded in December 1997, in contemplation of the sale of the Company's ownership interest in SJHHS.

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

Income Per Common Share

Income per common share is based upon the weighted average number of common shares outstanding and subscribed during the period.

Adoption of Accounting Standard

During 1997, the Company adopted FASB Statement 128, "Earnings per Share." The adoption of this statement had no effect on the computation of income per common share of the Company.

NOTE 2 - RELATED PARTIES:

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc., which is owned by St. Joseph's Health Care Center, Inc.("HCC"), an affiliate of Enterprises. Until January 31, 1997, HCC provided administrative support to the Company at no charge. Beginning February 1, 1997, HCC began to charge the Company for administrative support and direct costs (i.e., food, printing).

All limited partner investors in the PHO's ventures are investors in the Company. In addition, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the three months ended March 31, 1998 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:
----------------------------------------------

A summary of the changes in equity investments is presented below:

                                            SJHHS            PHO           Total
                                          ---------       ---------      ---------

Balance at December 31, 1997              $ 100,000       $  95,220      $ 195,220
 Proceeds from sale of investment          (100,000)              0       (100,000)
 Equity in net earnings of investees             --             893            893
                                          ---------       ---------      ---------
Balance at March 31, 1998                 $      --       $  96,113      $  96,113
                                          =========       =========      =========



The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO                    March 31, 1998     December 31, 1997
-------------------------------         --------------     -----------------
                                         (unaudited)
Assets:
     Currents assets                       $333,413            $309,443
     Noncurrent assets                      270,414             231,749
                                           --------            --------
            Total assets                   $603,827            $541,192
                                           ========            ========

Liabilities and stockholders'
 equity:
     Current liabilities                   $188,448            $130,226
     Long-term liabilities                        0                   0
     Stockholders' equity                   415,379             410,966
                                           --------            --------
Total liabilities and
     stockholders' equity                  $603,827            $541,192
                                           ========            ========


                                               For the Three Months Ended
                                             -------------------------------
                                               March 31,           March 31,
Statements of Operations - PHO                    1998               1997
-------------------------------                ---------           --------
                                             (unaudited)          (unaudited)
Equity in partnership earnings                 $ 25,885            $ 23,694
Other revenues                                   41,775               9,540
Expenses                                         65,032              53,876
                                               --------            --------
Income (loss) before taxes                        2,628             (20,642)
Income tax (benefit) provision                      842              (3,929)
                                               --------            --------
Net income (loss)                              $  1,786            ($16,713)
                                               ========            ========

--------------------------------------------------------

The condensed balance sheet and statement of income of SJHHS are as follows:

                                                          December 31,
     Balance Sheet - SJHHS                                   1997
     --------------------------------------               -------------
                                                           (unaudited)
     Assets:
            Currents assets                                $1,516,114
            Noncurrent assets                                   2,374
                                                           ----------
               Total assets                                $1,518,488
                                                           ==========

     Liabilities and stockholders' equity:
            Current liabilities                              $801,591
            Long-term liabilities                             248,799
            Stockholders' equity                              468,098
                                                           ----------
     Total liabilities and stockholders' equity            $1,518,488
                                                           ==========



                                                        For the Three
                                                         Months Ended
     Statement of Income - SJHHS                        March 31, 1997
     --------------------------------------             --------------
                                                          (unaudited)
     Revenues                                              $767,387
     Expenses                                               725,815
                                                           --------
     Income before taxes                                     41,572
     Income tax provision                                     8,569
                                                           --------
     Net income                                            $ 33,003
                                                           ========

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                 March 31, 1998


Liquidity

Cash resources of the Company increased by $87,683 during the first three months of 1998, as compared to a decrease in cash resources of $53,982 during the first three-month period in 1997. Cash resoources resulted from the sale of SJHHS stock, an increase in interest income, and the quarterly distributions received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"), offset by expenditures for operating expenses and estimated tax payments.

On January 5, 1998, the Company sold its 4,000 shares of the common stock in SJHHS to St. Joseph's Ancillary Services, Inc., which owned the other 50% of the common stock, for $100,000. Although the sale of the equity investment in SJHHS had the impact of increasing current cash resources, it also eliminated a future income source and thus will have the impact of reducing cash flow from operations of the Company in 1998 and future years. It is anticipated that the Company will be reporting net losses from operations for the foreseeable future and that net cash used in operating activities will increase.

St. Joseph's Health Network, Inc. ("SJHN") is a 100%-owned subsidiary of the PHO. SJHN, a physician-hospital organization, negotiates at-risk products (i.e., capitation products) with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. At the present time, SJHN is not generating sufficient revenues to offset its operating expenses. Accordingly, in the near future, the Company might find it appropriate to assist the PHO with providing additional capitalization for SJHN. The amount of funding, if any, has not been determined at this time. However, the Company's contribution to such funding would be determined by taking into account the Company's available liquidity and its other anticipated cash needs. Additional liquidity for SJHN is expected to be received from other sources, including provider credentialing fees, additional equity contributions from the PHO and/or borrowings.

On March 31, 1998, a $24,705 distribution with respect to the five SDS limited partnership units was declared and will be received during the second quarter of 1998.

Management believes that current cash reserves and additional distributions with respect to the five SDS limited partnership units will provide adequate short-term funding of the Company's on-going operations. However, the Company recognizes that its current revenues likely will not be sufficient to fund its expenses as they currently exist. A review of expenses and strategic planning for additional revenue sources is currently underway.


Capital Resources

The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If, as a result of the strategic planning that currently is underway, the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. Any additional funds would then come from additional sales of the Company's common stock, although there currently are no plans for a sale of common stock. While there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and SJHHS (through January 5, 1998). The equity in net earnings decreased during the first three months of 1998, as compared to the first quarter of 1997, primarily because of the Company's sale of its SJHHS stock on January 5, 1998. In addition, the PHO has suffered a decrease in its revenues, resulting primarily from a decline in the revenues of the PHO's subsidiary, SJHN, and an increase in the expenses of SJHN.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the first quarter of 1998 was slightly higher than for the same period in 1997. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1998 and 1997 resulted from higher cash balances in 1998 than during the same period of 1997.

General and administrative expenses increased during the first quarter compared to the same period of 1997. The increase in expenses resulted primarily from the addition of bookkeeping fees (which previously were provided to the Company without charge by HCC) and from an increase in legal fees which related to a review of strategic planning options for the Company. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1997. Expenditures incurred relate to the compensation paid to the executive director.

During the first quarter of 1998, the Company had net income of $6,403. Therefore, the net income per common share was $15 for the first quarter of 1998. The net income per common share for the first quarter of 1997 was $21 per share. The decrease in the net income per common share for the first quarter of 1998 resulted from a decrease in net income, which was attributable to the factors described above.

Several new laws and regulations affecting the healthcare industry were adopted, at both the state and federal levels, during the last several years, including 1996 and 1997. Additional healthcare reform was adopted by the Florida Legislature during its recently ended Session and is awaiting action by the Governor. Additional healthcare reform legislation also is being considered at the federal level. All of the legislation and regulation could have a significant adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1998, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                             Number of Votes
                                                            -----------------
                                                            For      Withheld
                                                            ---      --------
Anthony Brannan, M.D. (term expiring 2002)                  188         0
Norman Castellano, M.D. (term expiring 2002)                187         1
Michael Westbury, M.D. (term expiring 1999)                 188         0

Other directors whose term of office continued after the meeting were:

Lane France, M.D.                            William Luria, M.D.
Allen Miller, M.D.                           Benedict Maniscalco, M.D.
N. Bruce Edgerton, M.D.                      Michael Wasylik, M.D.


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

         27 - Financial Data Schedule (for SEC use only)

b.  Reports on Form 8-K

None

                                   SIGNATURES



May 13, 1998

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                     (Registrant)



Date: May 13, 1998     /s/ Anthony Brannan, M.D.
                           ---------------------------------------
                           Anthony Brannan, M.D., President
                           St. Joseph's Physician Associates, Inc.




Date: May 13, 1998     /s/ William Luria, M.D.
                           ---------------------------------------
                           William Luria, M.D., Treasurer and
                           Principal Financial Officer
                           St. Joseph's Physician Associates, Inc.