Form 10QSB
period 1998-06-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1998-08-05
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  -----------

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998
Commission File Number 33-22011-A


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

                 Class                        Outstanding at June 30, 1998

Common stock, par value $1.00 per share                 430 shares
---------------------------------------                 ----------

                       Documents incorporated by reference
                                      NONE

                                TABLE OF CONTENTS

                  FORM 10-QSB QUARTERLY REPORT - June 30, 1998

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




                                                                                                              Page
PART I - FINANCIAL INFORMATION

     Item 1.               Financial Statements                                                                3 - 11

     Item 2.               Management's Discussion and Analysis or
                           Plan of Operation                                                                  12 - 14



PART II - OTHER INFORMATION

     Item 1.               Legal Proceedings                                                                      15

     Item 2.               Changes in Securities                                                                  16

     Item 3.               Defaults Upon Senior Securities                                                        16

     Item 4.               Submission of Matters to a Vote of Security
                                    Holders                                                                       16

     Item 5.               Other Information                                                                      16

     Item 6.               Exhibits and Reports on Form 8-K                                                       16


                           Signatures                                                                             17

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                 June 30,            December 31,
                                                  1998                   1997
                                               ------------          -----------
                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                  $ 1,214,299           $ 1,150,633
    Distribution receivable from
       limited partnership investments              30,010                36,640
    Income taxes receivable                         17,263                    --
    Prepaid expenses                                 3,593                 6,375
                                               -----------           -----------
Total current assets                             1,265,165             1,193,648

Equity investments                                  93,661               195,220
Other investments                                   20,000                20,000
                                               -----------           -----------
Total assets                                   $ 1,378,826           $ 1,408,868
                                               ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                           $    18,272           $    21,398
    Income taxes payable                                --                28,340
                                               -----------           -----------
Total current liabilities                           18,272                49,738

Deferred income taxes                               21,988                21,988
                                               -----------           -----------
Total liabilities                                   40,260                71,726

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares
     authorized; 428 shares issued and
     outstanding at June 30, 1998 and
     December 31, 1997                                 428                   428
    Common stock subscribed, 2 shares at
     June 30, 1998 and 3 shares at
     December 31, 1997                                   2                     3
    Subscriptions receivable                        (3,400)               (4,500)
    Additional paid-in capital                     695,054               698,101
    Retained earnings                              646,482               643,110
                                               -----------           -----------
Total stockholders' equity                       1,338,566             1,337,142
                                               -----------           -----------

Total liabilities and stockholders' equity     $ 1,378,826           $ 1,408,868
                                               ===========           ===========


                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME


                                       For the six            For the six       For the three      For the three
                                       months ended          months ended       months ended       months ended
                                       June 30, 1998         June 30, 1997      June 30, 1998      June 30, 1997
                                      ---------------       ---------------    ---------------    ---------------
                                       (Unaudited)            (Unaudited)       (Unaudited)        (Unaudited)
Equity in net earnings of investees   $        (1,559)      $        21,909    $        (2,453)   $        12,736
Distribution income                            54,715                53,390             30,010             30,010
                                      ---------------       ---------------    ---------------    ---------------
                                               53,156                75,299             27,557             42,746

Expenses:
  Salary                                       20,000                20,000             10,000             10,000
  General and administrative                   55,387                51,408             36,062             36,384
                                      ---------------       ---------------    ---------------    ---------------
                                               75,387                71,408             46,062             46,384

Operating (loss) income                       (22,231)                3,891            (18,505)            (3,638)

Interest income                                27,500                13,960             13,768              7,426
                                      ---------------       ---------------    ---------------    ---------------
Income before income taxes                      5,269                17,851             (4,737)             3,788

Income tax provision (benefit)                  1,897                 6,427             (1,705)             1,364
                                      ---------------       ---------------    ---------------    ---------------
Net Income                            $         3,372       $        11,424    $        (3,032)   $         2,424
                                      ===============       ===============    ===============    ===============


Net income per common share -
 basic and diluted                    $             8       $            26    $            (7)   $             6
                                      ===============       ===============    ===============    ===============

Weighted average shares outstanding
 and subscribed                                   430                   433                430                433
                                      ===============       ===============    ===============    ===============


                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                     For the six    For the six
                                                     months ended   months ended
                                                     June 30, 1998  June 30, 1997
                                                     -------------  -------------
                                                       (Unaudited)  (Unaudited)
OPERATING ACTIVITIES
Net income                                           $     3,372    $    11,424
Adjustments to reconcile net income to
   net cash used in operating activities:
    Equity in net earnings of investees                    1,559        (21,909)
    Distribution income                                  (54,715)       (53,390)
    Changes in operating assets and liabilities:
      Prepaid expenses                                     2,782          4,438
      Income taxes receivable                            (17,263)       (72,500)
      Accrued expenses                                    (3,126)        (3,882)
      Income taxes payable                               (28,340)         6,428
                                                     -----------    -----------
Net cash used in operating activities                    (95,731)      (129,391)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                  100,000             --
Distributions received                                    61,345         61,900
                                                     -----------    -----------
Net cash provided by investing activities                161,345         61,900

FINANCING ACTIVITIES
Redemption of common stock                                (1,948)            --
                                                     -----------    -----------
Net cash used in financing activities                     (1,948)            --

Increase (decrease) in cash and cash equivalents          63,666        (67,491)
Cash and cash equivalents at beginning of period       1,150,633        769,570
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 1,214,299    $   702,079
                                                     ===========    ===========



                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, the results of its operations for the three months and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997.

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

In June 1989, the Company acquired 4,000 shares of the common stock in Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services ("SJHHS") for $10 per share. The 4,000 shares represented 50% of the outstanding common stock of SJHHS. On January 5, 1998, the Company sold all of its ownership interest in SJHHS to St. Joseph's Ancillary Services, Inc. for

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't):

$100,000. The investment in SJHHS was sold for a price that was lower than the carrying amount of the equity investment in SJHHS. In contemplation of the sale, the equity investment in SJHHS was written down in December 1997 by $200,410, to properly reflect its fair value at December 31, 1997. No effect of the write down of the SJHHS equity investment is included in the statement of income for the six months ended June 30, 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Equity Investments

The Company accounts for its investments in the PHO and SJHHS (through January 5, 1998) on the equity method. Accordingly, the investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income. The excess of the cost of acquisition of the investment in SJHHS over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and was being amortized as a component of equity in net earnings of investees over 40 years. The unamortized portion of the excess of $62,362 was included in the write down of the SJHHS equity investment of $200,410, recorded in December 1997, in contemplation of the sale of the Company's ownership interest in SJHHS.

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the six months ended June 30, 1998 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:
----------------------------------------------

A summary of the changes in equity investments is presented below:

                                            SJHHS            PHO             Total
                                          ---------       ---------       ---------
Balance at December 31, 1997              $ 100,000       $  95,220       $ 195,220
 Proceeds from sale of investment          (100,000)              0        (100,000)
 Equity in net earnings of investees             --          (1,559)         (1,559)
                                          ---------       ---------       ---------
Balance at June 30, 1998                  $      --       $  93,661       $  93,661
                                          =========       =========       =========


The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO                June 30, 1998   December 31, 1997
------------------------------      -------------   -----------------
                                     (unaudited)
Assets:
     Current assets                    $361,997          $309,443
     Noncurrent assets                  270,236           231,749
                                       --------          --------
            Total assets               $632,233          $541,192
                                       ========          ========

Liabilities and stockholders'
 equity:
     Current liabilities               $223,526          $130,226
     Long-term liabilities                    0                 0
     Stockholders' equity               408,707           410,966
                                       --------          --------
Total liabilities and
     stockholders' equity              $632,233          $541,192
                                       ========          ========

                                      For the Six Months Ended
                                    -----------------------------
                                      June 30,          June 30,
Statements of Operations - PHO          1998              1997
------------------------------        --------          --------
                                    (unaudited)       (unaudited)
Equity in partnership earnings        $ 45,714         $ 47,128
Other revenues                          78,247           22,886
Expenses                               127,272          118,300
                                      --------         --------
Loss before income taxes                (3,311)         (48,286)
Income tax benefit                         (42)          (9,290)
                                      --------         --------
Net loss                              $ (3,269)        $(38,996)
                                      ========         ========


                                    For the Three Months Ended
                                    --------------------------
                                      June 30,       June 30,
Statements of Operations - PHO         1998            1997
-------------------------------     -----------     -----------
                                    (unaudited)     (unaudited)
Equity in partnership earnings       $19,829          $23,434
Other revenues                        36,472           13,346
Expenses                              62,240           64,424
                                     -------         --------
Loss before income taxes              (5,939)         (27,644)
Income tax benefit                      (884)          (5,361)
                                     -------         --------
Net loss                             $(5,055)        $(22,283)
                                     =======         ========

-------------------------------------

The condensed balance sheet and statement of income of SJHHS are as follows:

     Balance Sheet - SJHHS                               December 31, 1997
     ------------------------------------------         --------------------
                                                            (unaudited)
     Assets:
            Current assets                                   $1,516,114
            Noncurrent assets                                     2,374
                                                             ----------
               Total assets                                  $1,518,488
                                                             ==========

     Liabilities and stockholders' equity:
            Current liabilities                              $  801,591
            Long-term liabilities                               248,799
            Stockholders' equity                                468,098
                                                             ----------
     Total liabilities and stockholders' equity              $1,518,488
                                                             ==========



                                             For the Six     For the Three
                                             Months Ended     Months Ended
     Statement of Income - SJHHS            June 30, 1997    June 30, 1997
     ---------------------------            -------------    -------------
                                             (unaudited)      (unaudited)
     Revenues                               $1,525,488          $767,387
     Expenses                                1,422,522           725,815
                                            ----------          --------
     Income before taxes                       102,966            41,572
     Income tax provision                       21,155             8,569
                                            ----------          --------
     Net income                             $   81,811          $ 33,003
                                            ==========          ========

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                  June 30, 1998


Liquidity

Cash resources of the Company increased by $63,666 during the first six months of 1998, as compared to a decrease in cash resources of $67,491 during the first six months of 1997. Cash resources resulted from the sale of SJHHS stock, an increase in interest income, and the quarterly distributions received with respect to the five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS), offset by expenditures for operating expenses and estimated tax payments.

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

On June 30, 1998, a $30,010 distribution with respect to the five SDS limited partnership units was declared and will be received during the third quarter of 1998.

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


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and SJHHS (through January 5, 1998). The equity in net earnings decreased during the second quarter and the first six months of 1998, as compared to the same periods of 1997, primarily because of the Company's sale of its SJHHS stock on January 5, 1998.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the first six months of 1998 was slightly higher than for the same period in 1997. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1998 and 1997 resulted from higher cash balances in 1998 than during the same period of 1997.

General and administrative expenses increased during the first six months of 1998 but decreased during the second quarter of 1998 compared to the same periods of 1997. The increase in expenses resulted primarily from the addition of bookkeeping fees (which previously were provided to the Company without charge by HCC) and from an increase in legal fees which related to a review of strategic planning options for the Company. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1997. Expenditures incurred relate to the compensation paid to the executive director.

During the second quarter of 1998, the Company had a net loss of $3,032. Therefore, the net loss per common share was $7 for the second quarter of 1998. The net income per common share for the second quarter of 1997 was $6 per share. The decrease in the net income per common share for the second quarter of 1998 resulted from a decrease in net income, which was attributable to the factors described above.

Several new laws and regulations affecting the healthcare industry were adopted, at both the state and federal levels, during the last several years, including 1996 and 1997. Additional healthcare reform was adopted by the Florida Legislature during its recently ended Session. Additional healthcare reform legislation also is being considered at the federal level. All of the legislation and regulation could have a significant adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1998, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                                                     Number of Votes
                                                                                     ---------------
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



August 3, 1998

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                       ---------------------------------------
                                                    (Registrant)



Date: August 3, 1998                   /s/  Anthony Brannan, M.D.
                                       ---------------------------------------
                                       Anthony Brannan, M.D., President
                                       St. Joseph's Physician Associates, Inc.




Date: August 3, 1998                   /s/  William Luria, M.D.
                                       ---------------------------------------
                                       William Luria, M.D., Treasurer and
                                       Principal Financial Officer
                                       St. Joseph's Physician Associates, Inc.