Form 10QSB
period 1998-09-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1998-11-12
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                           -------------------------


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998
Commission File Number 33-22011-A


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

                 Class                  Outstanding at September 30, 1998

Common stock, par value $1.00 per share                 430 shares
---------------------------------------                 ----------

                      Documents incorporated by reference
                                      NONE

                               TABLE OF CONTENTS

               FORM 10-QSB QUARTERLY REPORT - September 30, 1998

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




                                                                                        Page
                                                                                        ----
PART I -  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                               3 - 11

     Item 2.      Management's Discussion and Analysis or
                  Plan of Operation                                                 12 - 14



PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                                   15

     Item 2.      Changes in Securities                                               16

     Item 3.      Defaults Upon Senior Securities                                     16

     Item 4.      Submission of Matters to a Vote of Security
                  Holders                                                             16

     Item 5.      Other Information                                                   16

     Item 6.      Exhibits and Reports on Form 8-K                                    16


                  Signatures                                                          17



                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                BALANCE SHEETS

                                               September 30,  December 31,
                                                   1998          1997
                                               ------------  ------------
                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                   $1,223,810    $1,150,633
   Distribution receivable from
      limited partnership investments              30,010        36,640
   Income taxes receivable                         12,500            --
   Prepaid expenses                                 9,428         6,375
                                               ----------    ----------
Total current assets                            1,275,748     1,193,648

Equity investments                                124,965       195,220
Other investments                                  20,000        20,000
                                               ----------    ----------
Total assets                                   $1,420,713    $1,408,868
                                               ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                            $   16,418    $   21,398
   Income taxes payable                            13,035        28,340
                                               ----------    ----------
Total current liabilities                          29,453        49,738

Deferred income taxes                              21,988        21,988
                                               ----------    ----------

Total liabilities                                  51,441        71,726

Stockholders' equity:
   Common stock, $1 par value: 7,500 shares
    authorized; 428 shares issued and
    outstanding at September 30, 1998 and
    December 31, 1997                                 428           428
   Common stock subscribed, 2 shares at
    September 30, 1998 and 3 shares at
    December 31, 1997                                   2             3
   Subscriptions receivable                        (2,300)       (4,500)
   Additional paid-in capital                     695,054       698,101
   Retained earnings                              676,088       643,110
                                               ----------    ----------
Total stockholders' equity                      1,369,272     1,337,142
                                               ----------    ----------

Total liabilities and stockholders' equity     $1,420,713    $1,408,868
                                               ==========    ==========




                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             STATEMENTS OF INCOME




                                      For the nine   For the nine   For the three   For the three
                                      months ended   months ended   months ended    months ended
                                      Sep 30, 1998   Sep 30, 1997   Sep 30, 1998    Sep 30, 1997
                                      -------------  -------------  -------------   --------------
                                       (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
Equity in net earnings of investees   $  29,745       $  10,595      $  31,304      $ (11,313)
Distribution income                      84,725          83,400         30,010         30,010
                                      ---------       ---------      ---------      ---------
                                        114,470          93,995         61,314         18,697

Expenses:
  Salary                                 30,000          30,000         10,000         10,000
  General and administrative             74,578          64,808         19,190         13,400
                                      ---------       ---------      ---------      ---------
                                        104,578          94,808         29,190         23,400

Operating (loss) income                   9,892            (813)        32,124         (4,703)

Interest income                          41,638          21,698         14,138          7,737
                                      ---------       ---------      ---------      ---------
Income before income taxes               51,530          20,885         46,262          3,034

Income tax provision                     18,552           7,520         16,655          1,093
                                      ---------       ---------      ---------      ---------
Net Income                            $  32,978       $  13,365      $  29,607      $   1,941
                                      =========       =========      =========      =========


Net income per common share -
 basic and diluted                    $      77       $      31      $      69      $       4
                                      =========       =========      =========      =========
Weighted average shares outstanding
     and subscribed                       430.0           435.3          430.0          439.9
                                      =========       =========      =========      =========






                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                           STATEMENTS OF CASH FLOWS


                                                     For the nine    For the nine
                                                     months ended    months ended
                                                     Sep 30, 1998    Sep 30, 1997
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
Net income                                           $   32,978      $  13,365
Adjustments to reconcile net income to
     net cash used in operating activities:
     Equity in net earnings of investees                (29,745)       (10,595)
     Distribution income                                (84,725)       (83,400)
     Changes in operating assets and liabilities:
       Prepaid expenses                                  (3,052)         6,593
       Income taxes receivable                          (12,500)         2,381
       Accrued expenses                                  (4,981)        (8,447)
       Income taxes payable                             (15,305)         7,520
                                                     ----------      ---------
Net cash used in operating activities                  (117,330)       (72,583)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                 100,000             --
Distributions received                                   91,355         91,910
                                                     ----------      ---------
Net cash provided by investing activities               191,355         91,910

FINANCING ACTIVITIES
Proceeds from sale of common stock                           --         37,500
Redemption of common stock                                 (848)            --
                                                     ----------      ---------
Net cash provided by (used in) financing activities        (848)        37,500

Increase in cash and cash equivalents                    73,177         56,827
Cash and cash equivalents at beginning of period      1,150,633        769,570
                                                     ----------      ---------
Cash and cash equivalents at end of period           $1,223,810      $ 826,397
                                                     ==========      =========











                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997.

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

$100,000. The investment in SJHHS was sold for a price that was lower than the carrying amount of the equity investment in SJHHS. In contemplation of the sale, the equity investment in SJHHS was written down in December 1997 by $200,410, to properly reflect its fair value at December 31, 1997. No effect of the write down of the SJHHS equity investment is included in the statement of income for the nine months ended September 30, 1998.

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the nine months ended September 30, 1998 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:


                                          SJHHS           PHO         Total
                                         --------      ---------     --------

Balance at December 31, 1997              $100,000        $95,220     $195,220
 Proceeds from sale of investment         (100,000)             0     (100,000)
 Equity in net earnings of investees            --         29,745       29,745
                                          --------       --------     --------
Balance at September 30, 1998             $     --       $124,965     $124,965
                                          ========       ========     ========


The condensed balance sheets and statements of operations of the PHO are as follows:


Balance Sheets - PHO                                           Sept 30, 1998        December 31, 1997
--------------------                                           -------------        ------------------
                                                                (unaudited)
Assets:
     Current assets                                              $396,128                   $309,443
     Noncurrent assets                                            270,849                    231,749
                                                               ----------                -----------
            Total assets                                         $666,977                   $541,192
                                                               ==========                ===========

Liabilities and stockholders'
 equity:
     Current liabilities                                         $184,963                   $130,226
     Long-term liabilities                                              0                          0
     Stockholders' equity                                         482,014                    410,966
                                                               ----------                -----------
Total liabilities and
     stockholders' equity                                        $666,977                   $541,192
                                                               ==========                ===========


                                                                     For the Nine Months Ended
                                                               -------------------------------------
                                                                 Sept 30,                 Sept 30,
Statements of Operations - PHO                                     1998                     1997
------------------------------                                 -----------             -------------
                                                              (unaudited)                (unaudited)
Equity in partnership earnings                                   $ 69,217                   $ 67,062
Other revenues                                                    170,820                     37,705
Expenses                                                          164,216                    204,200
                                                               ----------               ------------
Income (loss) before income taxes                                  75,821                    (99,433)
Income tax (benefit) provision                                     16,482                    (19,476)
                                                               ----------               ------------
Net income (loss)                                                $ 59,339                   $(79,957)
                                                               ==========               ============


                                                                     For the Three Months Ended
                                                               --------------------------------------
                                                                 Sept 30,                  Sept 30,
Statements of Operations - PHO                                     1998                     1997
-------------------------------                                ----------               -------------
                                                               (unaudited)               (unaudited)
Equity in partnership earnings                                   $ 23,503                   $ 19,934
Other revenues                                                     92,573                     14,819
Expenses                                                           36,944                     85,900
                                                               ----------                -----------
Income (loss) before income taxes                                  79,132                    (51,147)
Income tax (benefit) provision                                     16,524                    (10,186)
                                                               ----------                -----------
Net income (loss)                                                $ 62,608                   $(40,961)
                                                               ==========                ===========


The condensed balance sheet and statement of income of SJHHS are as follows:



     Balance Sheet - SJHHS                                                                    December 31, 1997
     ---------------------                                                                    -----------------
                                                                                                 (unaudited)
     Assets:
            Current assets                                                                        $1,516,114
            Noncurrent assets                                                                          2,374
                                                                                              --------------
               Total assets                                                                       $1,518,488
                                                                                              ==============

     Liabilities and stockholders' equity:
            Current liabilities                                                                     $801,591
            Long-term liabilities                                                                    248,799
            Stockholders' equity                                                                     468,098
                                                                                              --------------
     Total liabilities and stockholders' equity                                                   $1,518,488
                                                                                              ==============



                                                                               For the Nine                For the Three
                                                                               Months Ended                Months Ended
     Statement of Income - SJHHS                                               Sept 30, 1997               Sept 30, 1997
     ---------------------------                                             ---------------             ---------------
                                                                               (unaudited)                 (unaudited)
     Revenues                                                                  $2,275,475                    $749,987
     Expenses                                                                   2,138,448                     715,926
                                                                            -------------                 -----------
     Income before taxes                                                          137,027                      34,061
     Income tax provision                                                          35,827                      14,672
                                                                            -------------                 -----------
     Net income                                                                  $101,200                     $19,389
                                                                            =============                 ===========



                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                               September 30, 1998


Liquidity

Cash resources of the Company increased by $73,177 during the first nine months of 1998 as compared to an increase of $56,827 during the first nine months of 1997. Cash resources resulted from the sale of SJHHS stock, an increase in interest income, and the quarterly distributions received with respect to the five limited partnership units in SDS, offset by expenditures for operating expenses and estimated tax payments.

On January 5, 1998, the Company sold its 4,000 shares of common stock in SJHHS to St. Joseph's Ancillary Services, Inc., which owned the other 50% of the common stock, for $100,000. Although the sale of the equity investment in SJHHS had the impact of increasing current cash resources, it also eliminated a future income source and thus will have the impact of reducing cash flow from operations of the Company in 1998 and future years.

St. Joseph's Health Network, Inc. ("SJHN") is a 100%-owned subsidiary of the PHO. SJHN, a physician-hospital organization, negotiates with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services on an at-risk (i.e., capitation) basis for persons residing or employed in the Tampa area. During the third quarter of 1998, SJHN generated net income from the increase in provider credentialing fees. However, in the past, SJHN was not generating sufficient revenues to offset its operating expenses. Accordingly, in the near future, the Company might find it appropriate to assist the PHO with providing additional capitalization for SJHN. The amount of funding, if any, has not been determined at this time. However, the Company's contribution to such funding would be determined by taking into account the Company's available liquidity and its other anticipated cash needs. Additional liquidity for SJHN is expected to be received from other sources, including provider credentialing fees, additional equity contributions from the PHO and/or borrowings.

On September 30, 1998, a $30,010 distribution with respect to the five SDS limited partnership units was declared and will be received during the fourth quarter of 1998.

Management believes that current cash reserves and additional distributions with respect to the five SDS limited partnership units will provide adequate short-term funding of the Company's on-going operations. However, the Company recognizes that its current revenues likely will not be sufficient to fund its expenses as they currently exist and that net cash used in operating activities will continue to increase. A review of expenses and strategic planning for additional revenue sources is currently underway.


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


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO and SJHHS (through January 5, 1998). The equity in net earnings increased during the third quarter and the first nine months of 1998, as compared to the same periods of 1997, because of the receipt of provider credentialing fees associated with SJHN and a reduction in the management fee charged to the PHO by HCC. However, this increase was partially offset by the elimination of SJHHS earnings because of the Company's sale of its SJHHS stock on January 5, 1998.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the first nine months of 1998 was slightly higher than for the same period in 1997. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 1998 and 1997 resulted from higher cash balances in 1998 than during the same period of 1997.

General and administrative expenses increased during the first nine months of 1998 and during the third quarter of 1998 compared to the same periods of 1997. The increase in expenses resulted from an increase in legal and consulting fees which related to a review of strategic planning options for the Company and an increase in consulting fees which related to a review of the operations of SDS. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1997. Expenditures incurred relate to the compensation paid to the executive director.

During the third quarter of 1998, the Company had net income of $29,607. Therefore, the net income per common share was $69 for the third quarter of 1998. The net income per common share for the third quarter of 1997 was $4 per share. This increase in the net income per common share for the third quarter of 1998 resulted from an increase in net income, which was attributable to the factors described above.

Several new laws and regulations affecting the healthcare industry were adopted and additional regulations were proposed, at both the state and federal levels, during the last several years, including 1996, 1997, and 1998. Additional healthcare reform legislation also is being considered at the federal level. All of the legislation and regulation could have a significant adverse impact on the Company, its related investments and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1998, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:


                                                              Number of Votes
                                                             ------------------
                                                              For      Withheld
                                                             -----     --------
Anthony Brannan, M.D. (term expiring 2002)                    188         0
Norman Castellano, M.D. (term expiring 2002)                  187         1
Michael Westbury, M.D. (term expiring 1999)                   188         0

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



November 3, 1998

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                ---------------------------------------
                                            (Registrant)



Date: November 3, 1998          /s/  Anthony Brannan, M.D.
                                --------------------------------------
                                Anthony Brannan, M.D., President
                                St. Joseph's Physician Associates, Inc.



Date: November 3, 1998          /s/  William Luria, M.D.
                                -------------------------------------
                                William Luria, M.D., Treasurer and
                                Principal Financial Officer
                                St. Joseph's Physician Associates, Inc.