Form 10QSB/A
period 1998-09-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1999-01-27
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                           -------------------------


                                 FORM 10-QSB/A


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998
Commission File Number 33-22011-A


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

         Florida                                     59-2858209
         -------                                     ----------
(State of incorporation)               (I.R.S. Employer Identification No.)

    4900 North Habana Ave., Tampa, FL                  33614
-----------------------------------------            ----------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number,
  including area code:                             (813) 854-4668
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

                      Documents incorporated by reference
                                      NONE

                               TABLE OF CONTENTS

              FORM 10-QSB/A QUARTERLY REPORT - September 30, 1998

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

Year 2000

The Company is aware of the issues associated with the programming code in existing systems as the year 2000 approaches, and it has developed an implementation plan to resolve this issue by June 30, 1999. This plan involves the assessment of whether the Company's hardware system and accounting software are year 2000 compliant. The Company currently operates only one PC and runs only widely-used "off the shelf" third party software. The Company believes that, if it is determined that the hardware and/or software are not year 2000 compliant, then the cost to replace either the hardware or the software would be insignificant. Furthermore, the Company believes that, if the hardware and/or software are not made Year 2000 compliant, then the Company would have a short-term information gap until new hardware and software are purchased, but the information gap would not have a material adverse impact on the Company, its financial condition or its results of operations.

The Company also is making inquiries as to the Year 2000 readiness of third parties (including SDS, SJHN, BayCare Health Network, Inc. And St. Joseph's Preferred, Inc., each of which are health care networks in which the Company's shareholders participate on provider panels, and other unrelated third parties) that could cause a material impact on the Company. The Company has received some preliminary information concerning the status of third parties and anticipates initiating more extensive inquiries. However, there can be no assurances that computer systems of any third party, whether related or unrelated, will be Year 2000 compliant, or that any failure to be compliant will not have a material adverse impact on the Company, its financial condition or its results of operations.

In addition, the Company believes that a significant number of the shareholders of the Company acquired stock in the Company for the purpose of being eligible to participate in certain activities that are available only to shareholders of the Company (e.g., participation on the provider networks of St. Joseph's Preferred, Inc., BayCare Health Network, Inc. And SJHN). It is possible that a Year 2000 compliance failure by St. Joseph's Preferred, Inc. BayCare Health Network, Inc. or SJHN, or a third party with which any of these entities contracts, could have a material adverse impact on the individual shareholders who participate in the various provider panels operated by these entities, even though the compliance failure would not have a material adverse impact on the Company, its financial condition or its results of operations. Whether or not any such adverse effect occurs is beyond the control of the Company, and the extent of the adverse effect will depend upon the individual shareholder's particular circumstances.

At this time, the Company does not believe that it is necessary to have a contingency plan for the Year 2000 issue. However, this need will be continuously monitored as the Company receives more information about the preparations of third parties.

                                   SIGNATURES



January 26, 1999

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                       ---------------------------------------
                                                    (Registrant)



Date: January 26, 1999                 /s/  Anthony Brannan, M.D.
                                       --------------------------------------
                                       Anthony Brannan, M.D., President
                                       St. Joseph's Physician Associates, Inc.



Date: January 26, 1999                 /s/  William Luria, M.D.
                                       -------------------------------------
                                       William Luria, M.D., Treasurer and
                                       Principal Financial Officer
                                       St. Joseph's Physician Associates, Inc.