Form 10KSB40
period 1998-12-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1999-04-15
CIK 833212

                                  FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998

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

                  4900 North Habana Ave., Tampa, Florida 33614
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number:      (813) 854-4668
                          ---------------------------

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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $222,698

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                Approximately $1,389,791 as of February 28, 1999
         (estimate based on book value due to lack of trading market).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, par value $1.00 per share -- 414 shares as of March 31, 1999

Documents incorporated by reference: None

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.



                          ANNUAL REPORT ON FORM 10-KSB
                                    for the
                          YEAR ENDED DECEMBER 31, 1998


                               TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

  ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
  ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .   32
  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   32
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .   33

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .   33
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . .   37
  ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .   50
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . .   50

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   50

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . . . . . . .   50
  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   55
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . .   55
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .   56

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   56

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   56


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

         SJHHS, a Florida corporation, was organized to provide home health services, including nursing and certain other health care services in the homes of home-bound patients. In June 1989, the Company purchased 50% of the outstanding common stock of SJHHS. The balance of the outstanding common stock of SJHHS is owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), a wholly owned subsidiary of St. Joseph's Health Care Center, Inc. ("HCC"). On January 5, 1998, the Company sold all of its ownership interest in SJHHS to SJAS for $100,000. See "HOSPITALS'

HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. d/b/a St. Joseph's Home Health Services - Nature of SJPA Interest" in Item 1 for further discussion.

         On March 3, 1999, the Company purchased 100,000 shares of common stock, representing approximately 3% of the outstanding common stock, of Entrusted Health Management Services, Inc. ("EHMS"), a Florida corporation. The balance of the outstanding common stock of EHMS is owned by several other individuals and entities, none of whom holds a majority interest in EHMS. EHMS is a start up entity that was organized to manage and administer health benefit arrangements for self-insured employers. Its services ultimately are planned to include designing and implementing benefit plans, developing one or more networks of hospitals, physicians and other health care providers, administering claims, and collecting and analyzing health care data for those employers with which it has contracts for the provision of some or all of these offered services.

         An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network and to participate in SJHN's provider network (although, if a need is identified for an additional physician-provider that cannot be filled by an SJPA stockholder, then SJHN has the discretion to allow a non-stockholder physician to participate in its network). Likewise, the Company's investment in EHMS was made with an expectation that EHMS would thus be encouraged to afford the stockholders of the Company the first opportunity to participate in the provider network that EHMS will develop.

         Organization and Operations -- General

         As currently operated, the primary function of the Company is to provide a vehicle whereby stockholders of the Company can, as a group, (1) indirectly participate (along with Enterprises) in the decision making processes affecting SJP, SJHN, the Same-Day Surgery Center Partnership, (2) indirectly participate in EHMS and other ventures in which the Company may have a direct or indirect interest, (3) realize economic benefits from the operations of such ventures; and (4) consider and evaluate the feasibility of other ventures relating to the provision of health care services and of matters affecting the medical community as a whole and the Company and its stockholders in particular. However, as to the PHO and ventures in which only an indirect interest is held through the PHO, the stockholders of the Company have only limited managerial control because, as a group, they can affect only the selection of one half of the directors of the PHO, SJP and SJHN. The Company's stockholders cannot directly participate in the management of the PHO, SJP, SJHN, or the Same Day Surgery Center Partnership, nor can they substantially participate in the decision making process affecting the PHO, SJP, SJHN, or the Same Day Surgery Center Partnership. Likewise, the Company's small percentage ownership in EHMS will not give the Company or the stockholders of the Company any significant managerial control with respect to EHMS.

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

         The PHO, SJP, SJHN and the Same Day Surgery Center Partnership are collectively referred to herein as the "Partially Owned Operations." The diagram on the following page is a flow chart showing the structural relationship between the Company and the Partially Owned Operations as of December 31, 1998. Because the Company's interest in SJHHS was sold on January 5, 1998, SJHHS is no longer considered as part of the Partially Owned Operations. Also, because the Company's ownership in EHMS is not significant, EHMS has not been included in the diagram as one of the Partially Owned Operations.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             ORGANIZATIONAL CHART
                            AS OF DECEMBER 31, 1998


                                                                         -------------------------
                                                                          St. Joseph's Physician
                                                                              Associates, Inc.
                                                                                  ("SJPA")
                                                                         -------------------------

                                            --------------------------
                                                       50%
                                             St. Joseph's Physicians-
                                             Healthcenter Org., Inc.
                                                     ("PHO")
                                            --------------------------

                                                                    (4% Managing General partner)

           (100%)                (100%)
---------------------    -----------------                                   --------------------------
    St. Joseph's           St. Joseph's                                          St. Joseph's Same-
 Health Network, Inc.     Preferred, Inc.                                     Day Surgery Center, Ltd.
     ("SJHN")                ("SJP")
---------------------    -----------------                                   --------------------------

                                                                                       Limited Partners
                                                                           ---------------------------------------

                                                                       -------      -------      -------       ------
                                                                         PHO          M.D.         M.D.         SJPA
                                                                       -------      -------      -------       ------
                                                                     (1.5 shares)       (33.5 shares)        (5 shares)


         The Company's Ventures

         The Company's Ownership Interest in the PHO. The PHO is the Company's principal venture. In 1998, the authorized capital stock of the PHO consisted of 5,000 shares of voting common stock, par value $1.00 per share, and 6,250 shares of nonvoting (except as required by law) preferred stock, par value $20.00 per share. The Company and Enterprises each own 2,500 shares of the common stock of the PHO, constituting all of the outstanding stock of the PHO. Prior to January 31, 1997, Enterprises also owned all 6,250 shares of the preferred stock of the PHO, which preferred stock gave Enterprises the right to require the PHO to redeem its preferred stock at any time after July 31, 1992 upon 30 days notice, at par plus dividends owing with respect thereto, on the sole condition that funds be legally available therefor. Enterprises exercised its right to require redemption, and all 6,250 shares of nonvoting preferred stock were redeemed, effective on January 31, 1997, for $184,375 (including cumulative unpaid dividends). As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO.

         The PHO's Ownership Interest in SJP. The PHO owns 100% of St. Joseph's Preferred, Inc., a Florida corporation ("SJP"), organized to provide health care services through a "preferred provider" network.

         SJP has signed contracts with the Hospital Corporation, the Same-Day Surgery Center Partnership, SJHHS, St. Joseph's Diagnostic Center, Ltd. and approximately 400 SJPA physician stockholders (collectively referred to as the "PPO Providers"). These PPO Providers agree to accept discounted fees as payment in full for services provided to any patient covered under a contract between SJP and an employer, employer group, insurance carrier or other payor pursuant to which such payors engage the services of SJP's preferred provider network (each a "PPO Contract"). These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature which provides some economic incentive to the patient to use a PPO Provider (versus a non-PPO Provider).

         SJP has signed a Network Linking Agreement ("Network Linking Agreement") with BayCare Health Network, Inc. ("BayCare," formerly known as CareFirst Health Network, Inc. and, before that, as SunHealth Care Plans - Gulf Coast, Inc.), which allows SJP to offer its services to clients of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare currently is owned by Enterprises and by University Community Hospital, Inc. and South Florida Baptist Hospital, Inc., not-for-profit hospitals located in Hillsborough County, Florida, and by St. Anthony's Hospital, Inc., Bayfront Medical Center, Inc., Morton Plant Hospital Association, Inc. and The Trustees of Mease Hospital, Inc., d/b/a Morton Plant Mease Health Care, not-for-profit hospitals located in Pinellas County, Florida. Because of mergers and affiliations of the above-named hospitals, BayCare currently has five hospital-stockholders.

         All current PPO Contracts are held by BayCare, and access to the PPO Providers is through the Network Linking Agreement. Currently, BayCare has 80 contracts covering approximately 29,320 enrolled employees, to provide standard preferred provider, primary care preferred provider (i.e., "gatekeeper") and various insured health care products. These include contracts with the Hospital Corporation and the Same-Day Surgery Center Partnership covering approximately 3,100 employees.

         In addition, BayCare has contracts with other managed care entities through which the PPO Providers are made available to provide services to the approximately 63,500 enrolled employees of these other entities (35,600 of such employees being under hospital services only contracts).

         The Company has indirectly participated on the Board of Directors of BayCare, because the physicians who serve on the BayCare Board of Directors as representatives of St. Joseph's Hospital have historically been nominated by SJPA. Prior to June 1998, each hospital-stockholder of BayCare was entitled to appoint four of the directors of BayCare, with two being physicians who are members of the medical staff of the respective hospital-stockholder and two being administrators of the respective hospital-stockholder. However, the Amended and Restated Articles of Incorporation of BayCare were filed with the Florida Secretary of State on June 3, 1998, and the bylaws of BayCare were subsequently amended, to provide, among other things, for a total of ten directors, with each of the five hospital-stockholders of BayCare (as a result of a recent realignment of the hospital entities, there currently are only five hospital-stockholders) being entitled to appoint two of the directors, with one being the chief executive officer of the respective hospital-stockholder and one being a physician who is a member of the medical staff of the respective hospital-stockholder. Also, prior to February 1995, the bylaws of BayCare included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at a meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physicians or administrators) from five out of the then seven hospital-stockholders (i.e., at least two representatives of 70% of the stockholders) were present at a meeting. There can be no assurance that there will not be additional changes to the Bylaws of BayCare that would operate to further limit the impact that the directors of BayCare who are designated by SJPA would have on the Board of Directors of BayCare.

         The PHO's Ownership Interest in SJHN. The PHO also owns 100% of St. Joseph's Health Network, Inc., a Florida corporation ("SJHN"). SJHN, a physician-hospital organization, was incorporated on May 26, 1995 for the purpose of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts, or discounted fee-for-service contracts that will evolve over time into capitation contracts, with managed care organizations on behalf of the SJHN Providers to provide high quality, competitively priced health care services for persons residing or employed in the Hillsborough County, Florida area. The network of providers comprising the SJHN Providers is separate and distinct from the PPO Providers comprising SJP's PPO network (although many of the SJHN Providers also are PPO Providers). Because SJHN concentrates its efforts on negotiating at-risk contracts (as opposed to the pure discounted fee-for-service contracts under which the PPO Providers provide services, without assuming direct risk), there are fewer physicians in SJHN's network, and the ratio of primary care (i.e., pediatrics, family and general internal medicine and OB-Gyn) physicians to specialist physicians is more strictly controlled.

         During 1996, 1997 and 1998, SJHN conducted a provider credentialing process, and approximately 240 physicians currently are participating as SJHN Providers. SJHN is actively negotiating for capitation contracts. Its first such contract, covering the employees of St. Joseph's Hospital, became effective on May 1, 1997.

         The PHO provided the initial funding for the development of SJHN. However, SJHN may require additional capital, and it is anticipated that the PHO, as well as the Company, may be called upon to provide a portion of the funding for the balance of SJHN's initial capitalization.

                  The PHO's Ownership Interest in the Same-Day Surgery Center Partnership. The PHO also owns a four percent (4%) partnership interest in the Same-Day Surgery Center Partnership, and serves as managing general partner of the Same-Day Surgery Center Partnership. Accordingly, through its ownership of the PHO, the Company beneficially owns a two percent (2%) interest in the Same-Day Surgery Center Partnership. Prior to the January 31, 1997 redemption of Enterprises' preferred stock in the PHO, the Company's participation in the net income of the PHO was determined after deduction for accumulated PHO preferred stock dividends, and, thus, any cash distributed by the Same-Day Surgery Center Partnership to the PHO was applied first to accumulated unpaid dividends on the PHO preferred stock. As a result of this redemption, cash distributed by the Same-Day Surgery Center Partnership to the PHO is available for other purposes, including distribution equally to Enterprises and the Company (as the Board of Directors of the PHO deems appropriate). However, there can be no assurance that the Same-Day Surgery Center Partnership will distribute cash to the PHO or that the PHO will make any dividend distribution of any cash that it receives from the Same-Day Surgery Center Partnership.

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

         The Company's Prior Ownership Interest in SJHHS. Prior to the
January 5, 1998 sale of stock to SJAS, the Company owned 50% (4,000 shares) of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc. ("SJHHS"). SJHHS primarily provides medical services in the homes of patients. These services include nursing services by registered nurses ("RNs") and licensed practical nurses ("LPNs"), personal care services, custodial and companion services by home health aides, and other ancillary services, such as infusion therapy.

         The Company's Ownership Interest in EHMS. On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of Entrusted Health Management Services, Inc. ("EHMS"), for which it paid $100,000. EHMS is a start up entity that was organized to manage and administer health benefit arrangements for self-insured employers. EHMS currently is negotiating with several employers to whom it proposes to provide services. The Company has been advised that EHMS expects to implement its first contract with an employer (with approximately 4,000 employees and dependents participating in the employer's self-insured plan) on or about June 1, 1999, and that EHMS currently also is working on the development of several networks of hospitals, physicians and other health care providers (each such network being referred to as an "EHMS Network"). Each such EHMS Network is expected to be designed to service a specific geographic area in west central Florida. When fully operational, the services to be provided by EHMS is planned to include designing and implementing benefit plans, offering the services of one or more provider networks, administering claims, and collecting and analyzing health care data for employers with which it contracts. The Company invested in EHMS with a primary expectation that the stockholders of the Company would be given priority in joining the network of physicians that is being developed for Hillsborough County, Florida, although there currently is no written commitment to this effect. Furthermore, as a start-up entity, there can be no assurance that EHMS will be successful in obtaining contracts with employers or in obtaining the capital funding that it will need to operate until it can generate sufficient revenues to cover its operating expenses.

         Future Ventures

         The Company, along with the PHO and, at times, affiliates of Enterprises, continually investigates other health care related ventures.

         Pursuant to an agreement among the Company, Enterprises and the PHO (the "PHO Agreement," as described below), the Company cannot undertake or participate in certain specified health care related ventures without first offering to the PHO the right to form, organize and develop the venture. If the PHO fails to accept the offer or to proceed with respect to the venture in the manner and within the time required by the PHO Agreement, then the PHO will lose all rights with respect to the venture, and the Company will be free to proceed with respect to the venture described in the offer. Thus, there can be no assurance that any venture will be undertaken even if believed to be feasible; and, if undertaken, there can be no assurance that any such venture will provide any economic benefit to the Company. See "ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC. - The PHO Agreement, Right of First Refusal" in this Item 1 for further discussion.

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

         Likewise, the Company, its stockholders and some of the Partially Owned Operations are subject to Florida laws and regulations relating to health care providers and related entities, including the "Florida Patient Self-Referral Act of 1992," and various decisions of applicable Florida regulatory agencies that interpret Florida law.

         Also, from time to time, bills are proposed and considered by the Florida Legislature (which currently is holding its 1999 Session) and the United States Congress, and regulations are proposed by various Florida and federal regulatory agencies, that could change or expand the prohibitions on physicians' ability to refer patients to entities in which they are investors. If implemented, one or all of these legislative or regulatory proposals could substantially affect some or all of the Partially Owned Operations and the Company. There is no assurance that future legislation or regulations will not have a materially adverse effect upon the Company.

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

         Areas believed by the Company to be major targets of such diversification are the areas of managed care operations and ambulatory care - the respective businesses of SJP, SJHN, EHMS and the Same-Day Surgery Center Partnership. Public and private efforts to shift care to less costly alternatives, as well as growing consumerism and competition, have dictated a need to provide efficiency and comfort to patients usually not available within the traditional hospital. In addition, the Medicare program's prospective payment system and reduced inpatient stays are causing intense competition to offer outpatient services at alternative sites.

         SJP and SJHN compete with a myriad of managed care businesses, including health maintenance organizations (HMOs) and "independent practice associations" that market their provider services to HMOs or independently as "preferred provider organizations" (PPOs) or "exclusive provider organizations"
(EPOs) to insurance carriers or directly to employers and other payors. EHMS will compete with the managed care businesses with which SJP and SJHN contract, as well as competing against the same myriad of other managed care competitors that are faced by SJP and SJHN.

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

         Employees

         The Company engages the services of Charles E. Cernuda, M.D., a former director and officer of the Company, as a part-time Executive Director to handle various administrative matters for the Company. The Executive Director position is not an officer position with the Company. Dr. Cernuda is paid $40,000 annually for his services in such capacity. The Company currently is funding the Executive Director's compensation from its revenue sources.

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

         Management. The PHO Agreement prescribes a Board of Directors for the PHO composed of ten (10) persons, five (5) of whom are selected by the Company's Board of Directors and five (5) of whom are selected by Enterprises. Current members of the Board of Directors of the PHO are:


        Company's Representatives(1)     Enterprises' Representatives
        ----------------------------     ----------------------------

        Anthony Brannan, M.D.            Brent Amey, M.D.
        Norman Castellano, M.D.          Tommy Inzina
        N. Bruce Edgerton, M.D.          Isaac Mallah
        Bill Luria, M.D.                 Gilbert Pitisci, M.D.
        Benedict Maniscalco, M.D.        Fleury Yelvington

-----------------

(1) See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May 3, 1999.

         Brent Amey, M.D., age 53, has been Vice President of Medical Affairs of St. Joseph's-Baptist Health Care System since August 1997, and was Vice President of Medical Affairs of St. Joseph's/St. Anthony's Health System from February 1995 to August 1997, was Chief of Emergency Medicine at St. Joseph's Hospital prior to February 1995 and was engaged in the private practice of medicine in Tampa, Florida, specializing in emergency medicine, for 21 years prior to February 1995, was a Director of St. Anthony's PHO from February 1995 through 1996, and was President of St. Anthony's PHO during 1997.

         Tommy Inzina, age 40, has been Vice President of Finance and Treasurer of BayCare Health System, Inc. since 1997, and was Director of Fiscal Services for St. Joseph's/St. Anthony's Health System from 1993 to 1997.

         Isaac Mallah, age 50, has been the President and Chief Executive Officer of St. Joseph's-Baptist Health Care System since July 1997, was the President and Chief Executive Officer of St. Joseph's/St. Anthony's Health System from January to June 1997, and was the Executive Vice President from 1993 to 1996, Vice President from 1983 to 1993, and Chief Operating Officer from 1989 to 1993 of St. Joseph's Health Care Center, Inc., Executive Vice President since 1993 and a Director since 1986 of Enterprises, Secretary/Treasurer and Director of the PHO since 1986, Secretary/Treasurer and Director of SJHHS and SJP since 1991, Vice Chairman and Director of BayCare since 1991 and Treasurer and Director of SJHN since 1995.

         Gilbert Pitisci, M.D., age 55, was Senior Vice President of the Hospital Corporation from 1993 to 1997, and was Vice President of Medical Staff Affairs of the Hospital Corporation from 1987 to 1993, President of the PHO from 1994 to 1995 and 1996 to 1997 and Chairman from 1995 to 1996, a Director of the PHO from 1989 to 1997, a Director of SJP since 1994, Chairman from 1994 to 1995 and 1996 to 1997 and President from 1995 to 1996, Secretary and Director of Enterprises from 1993 to 1997, and a Director and Vice Chairman of SJHN since 1995. Since 1974, and prior to his position at St. Joseph's Hospital, Dr. Pitisci was engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. In 1998, Dr. Pitisci returned to the private practice of medicine in Tampa, Florida, specializing in pediatrics, as an employee of HealthPoint Medical Group, which is owned by an affiliate of the Hospital Corporation.

         Fleury Yelvington, age 44, has been Chief Operating Officer of the Hospital Corporation since March 1999, and was Chief Operating Officer of St. Joseph's Hospital, Inc. and St. Joseph's Women's Hospital, Inc. from August 1997 to March 1999, Administrator of St. Joseph's Women's Hospital, Inc. from March 1995 to August 1997, and Vice President of Operations from 1993 to 1995.

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

         Other situations have arisen during the past several years to which the Right of First Refusal might apply (e.g., the creation of a pediatric clinic and purchase of primary care medical practices by Enterprises or its affiliates; the Company's investment in EHMS). The Company and Enterprises have expressed differing views concerning the situations created by Enterprises or by the Company, and discussions are ongoing with respect to the parameters of the Right of First Refusal and the exceptions thereto. In January 1996, Enterprises proposed that the Right of First Refusal be deleted from the PHO Agreement and replaced with a memorandum of understanding, pursuant to which the Company and Enterprises would strive to communicate with each other openly regarding possible health care related ventures and would consider requests from the other party to participate in possible health care related ventures (but with no obligation to do so). A draft of such a memorandum of understanding was prepared, and the Company has continued, so far unsuccessfully, to attempt to complete negotiations. There can be no assurance that the Company and Enterprises will be able to reach a mutually satisfactory resolution concerning the parameters and application of the Right of First Refusal.

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

         As of April 15, 1999, no Notice has been given by either party, and the Company is not presently aware of any intent on the part of either party to give such a Notice.

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

         Financial Matters

         Results of Operations. The PHO had an increase in its consolidated revenues in 1998, resulting primarily from an increase in the receipt by SJHN of membership fees from the physicians and the Hospital who have been credentialed as SJHN Providers. Each physician desiring to be an SJHN Provider pays a one-time membership fee of either $150 (if a primary care physician) or $1,000 (if a specialist) in connection with his or her credentialing application, which membership fees are included in revenue if and when such physician is accepted as an SJHN Provider. The Hospital also pays a membership fee equal to the aggregate amount of membership fees paid by all of the physicians. In 1998, SJHN collected membership fees of $139,800, while aggregate membership fees in 1997 were $44,300, an increase of $95,500 from the previous year. After 1998, it is anticipated that SJHN will not receive any significant membership fees, as its panel is expected to have stabilized (the only additions being replacements for physicians who leave or die and additions to meet actual or perceived needs). See the discussion at "ST. JOSEPH'S HEALTH NETWORK, INC. - Financial Matters," in Item 1 of this Report, which provisions are hereby incorporated by reference. Other consolidated revenues earned by the PHO during 1998 included $34,970 in fees collected by SJHN (at the rate of $1.50 per member per month) from the Hospital for the administration of its ProHealth Plus Employee Plan.

         The PHO accounts for its 4% investment in the Same-Day Surgery Center Partnership under the equity method, because of the PHO's ability to exercise significant influence over the limited partnership. The PHO's net gain or loss resulting from its proportionate share of the partnership's revenue and expenses for the year is included in its statement of operations, included with this Report. For the year ended December 31, 1998, the PHO's equity in earnings of limited partnership was $78,190. The level of activity at the Same-Day Surgery Center Partnership has continued during the first three months of 1999 at levels comparable to 1998. While there can be no assurance that the level of activity for the Same-Day Surgery Center Partnership will continue, the Company is not aware of any reason that such level of activity should change significantly in the immediate future, although the Company cannot predict the impact of certain regulatory matters. See "SPECIAL CONSIDERATIONS -- Government Regulation" under Item 6 of this Report, which discussion is incorporated by reference into the discussion under this
Item 1.

         The PHO also earned $40,845 in 1998 from its holding of 1 1/2 limited partnership units in the Same-Day Surgery Center Partnership. Income is recorded at the time distributions are declared.

         Investment income consists of distributions from certain of the Partially Owned Operations and interest on bank accounts.

         The PHO's combined cash balances increased during 1998, primarily as a result of a delay in management fee payments paid to St. Joseph's Health Care Center, Inc. ("HCC") and the increase in the amount of membership fees collected from credentialed SJHN Providers (see the discussion at "BACKGROUND - The Company's Ventures" in Item 1 of this Report, which provisions are hereby incorporated by reference).

         General and administrative expenses primarily consist of compensation paid and benefit costs incurred with respect to management staff, internal accounting costs and director and officer liability insurance premiums. Prior to 1996, the PHO had no staff and relied on Enterprises and its affiliates to perform all management and administrative functions. In 1996, a PHO Director, a PHO Coordinator and a Provider Relations Representative were hired to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. Two additional staff persons were hired in 1997, one to act as a financial analyst and one to provide provider relations coordination. The PHO will incur general and administrative costs for its share of these personnel, as well as for the share that is attributable to SJP, which will be allocated to and paid by the PHO (see the discussion at "ST. JOSEPH'S PREFERRED, INC. - Type of Business," in Item 1 of this Report, which provisions are hereby incorporated by reference). In 1998, the Board of Directors of the PHO and the boards of directors of physician-hospital organizations at Bayfront Medical Center, Inc. and South Florida Baptist Hospital, Inc. (organizations affiliated with the Hospital Corporation) approved a revision to the manner in which the management fee (which includes aggregate PHO fixed costs) that is paid by each physician- hospital organization to HCC is allocated, in order to align these support activities along geographic and community boundaries. The new allocation method results in a lower percentage allocated to the PHO, thereby resulting in a decrease in general and administrative expenses. Thus, general and administrative costs are expected to remain level or decrease in 1999 and thereafter. There can be no assurance that the PHO's revenues and existing funds will be sufficient to cover all of these expenses, particularly in light of the anticipated decrease in revenues from SJHN membership fees.

         Professional fees expense consists of costs associated with the evaluation of and input with respect to new and proposed legislation and business ventures, expenditures related to consulting, legal and actuarial services with respect to implementation of new ventures, and audit fees. Professional fees expense decreased in 1998, primarily because of reduced legal fees associated with

SJHN. The Company expects that in 1999 and future years, the PHO will continue to make more in depth investigations of new and proposed legislation and possible new ventures. However, it is not anticipated that any new ventures will be implemented in 1999. As a consequence, professional fees expense is not likely to increase substantially, if at all, in 1999.

         Liquidity. As of December 31, 1998, the PHO had cash balances of $286,789, representing approximately 45% of the PHO's total assets. This increase in cash balances resulted primarily from a delay in management fee payments paid to St. Joseph's Health Care Center, Inc. ("HCC") and the increase in the amount of membership fees collected from credentialed SJHN Providers. As of December 31, 1998, the delayed management fees were approximately
$122,722. In addition, the PHO generally receives quarterly distributions from the Same-Day Surgery Center Partnership. The Same-Day Surgery Center Partnership makes quarterly distributions in amounts equal to the amount by which the Same-Day Surgery Center Partnership's cash balances exceed the amount of the cash reserves estimated as being needed to satisfy the Partnership's cash needs over a 45 day period. In addition, the PHO earns interest income on its cash balances. For the near future, management believes it likely that its current cash inflows, together with the existing cash balances, will continue to provide sufficient funds for the PHO to pay its operating expenses, which consist primarily of management fees to HCC, personnel costs, legal, accounting, insurance, tax costs and investigations and funding of new ventures. No dividends are expected from SJP or SJHN. It is anticipated that the PHO may provide additional capital to SJHN, although the amount of such capital has not been determined. It is expected, however, that the amount of the PHO's contribution to SJHN, if any, would be determined taking into account the PHO's then available liquidity and its other anticipated cash needs.

         Capital Resources. As the managing general partner of the Same-Day Surgery Center Partnership, the PHO is contingently liable for all liabilities of the partnership. As a former managing general partner of St. Joseph's Diagnostic Center, Ltd. (the "Diagnostic Center Partnership"), the PHO remains contingently liable for liabilities of the Diagnostic Center Partnership arising prior to sale by the PHO of its interest. As of December 31, 1998, the Same-Day Surgery Center Partnership had $1,922,498 in current assets in excess of current liabilities and long-term debt and the Diagnostic Center Partnership had $6,287,049 in current assets in excess of current liabilities and long-term debt. In addition, all long-term debt of the partnerships is collateralized by inventory, accounts receivable and medical equipment.

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

         SJP has signed a Network Linking Agreement (the "Network Linking Agreement") with BayCare Health Network, Inc. ("BayCare"). This Network Linking Agreement allows SJP to offer the services of its PPO Providers to enrollees of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare previously was owned entirely by Enterprises and by St. Anthony's Hospital, Inc. and Morton F. Plant Hospital Association, Inc., two not-for-profit hospitals located in Pinellas County, Florida. During 1994, several additional hospitals in Hillsborough County and in Pinellas County acquired ownership interests in BayCare. See the discussions under "BACKGROUND
- The Company's Ventures" in Item 1 of this Report, which provisions are hereby incorporated by reference. BayCare was initially operated under the name SunHealth Care Plans - Gulf Coast, Inc., which name was changed in 1994 to CareFirst Health Network, Inc. In 1995, the name again was changed to BayCare Health Network, Inc.

         The majority of the current PPO Contracts are held by BayCare, and access to SJP's PPO Providers is through the Network Linking Agreement. Currently BayCare has 80 contracts, covering approximately 29,320 enrolled employees, to provide standard preferred provider, primary care preferred provider and various insured health care products. This includes contracts with the Hospital Corporation and the Same Day Surgery Center Partnership covering approximately 3,100 employees. In addition, BayCare has entered into linking agreements with a number of other managed care entities through which the PPO Providers are made available to provide services to the approximately 63,500 enrolled employees of these other entities (35,600 of such employees being under hospital services only contracts). In addition, the PHO Director has functioned as a messenger for the Board of Directors of SJP in contracting with two additional managed care organizations.

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

         The Company has indirectly participated on the Board of Directors of BayCare, because the physicians who serve on the BayCare Board of Directors as representatives of St. Joseph's Hospital have historically been nominated by SJPA. Prior to June 1998, each hospital-stockholder of BayCare was entitled to appoint four of the directors of BayCare, with two being physicians who are members of the medical staff of the respective hospital-stockholder and two being administrators of the respective hospital-stockholder. However, the Amended and Restated Articles of Incorporation of BayCare were filed with the Florida Secretary of State on June 3, 1998, and the bylaws of BayCare were subsequently amended, to provide, among other things, for a total of ten directors, with each of the five hospital-stockholders of BayCare (as a result of a recent realignment of the hospital entities, there currently are only five hospital-stockholders) being entitled to appoint two of the directors, with one being the chief executive officer of the respective hospital-stockholder and one being a physician who is a member of the medical staff of the respective hospital-stockholder. Also, prior to February 1995, the bylaws of BayCare included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at a meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the directors of BayCare that are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physicians or administrators) from five out of the then seven hospital-stockholders (i.e., at least two representatives of 70% of the stockholders) were present at a meeting. There can be no assurance that there will not be additional changes to the Bylaws of BayCare that would operate to further limit the impact that the directors of BayCare who are designated by SJPA would have on the Board of Directors of BayCare.

         Management

         The Bylaws of SJP prescribe a Board of Directors for SJP composed of four (4) persons, two (2) of whom are selected by the Company's Board of Directors and two (2) of whom are selected by Enterprises. Current members of the Board of Directors of SJP are:


         Company's Representatives(1)       Enterprises' Representatives(2)
         ----------------------------       -------------------------------

         Dennis Agliano, M.D.               Isaac Mallah
         F. Lane France, M.D.               Gilbert Pitisci, M.D.


-----------------

(1) See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May 3, 1999.

(2) See the discussion above relating to management of the PHO for information regarding Isaac Mallah and Gilbert Pitisci, M.D.

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

         SJHN has provided and is expected to continue to provide a vehicle for risk sharing among the participating doctors and hospitals, while striving to establish competitive prices, along with fair payments to the SJHN Providers. SJHN has acted and plans to continue to act as the contracting agent to review, evaluate and negotiate prepaid or capitated contracts on behalf of the SJHN Providers. Under these contracts, the primary care physicians (i.e., pediatrics, family practice and general internal medicine) and perhaps certain of the specialist physicians will be compensated by a monthly capitation (i.e., fixed payment per subscriber per month) that will require each physician to assume the risk of providing the medical care needed by the subscribers in the managed care plan that are assigned to the physician. This risk may be shared by SJHN and the physician, or it may be borne by the physician alone. Those physicians who are not capitated also could share in the volume of care risk, because a portion of the fee-for-service payments that they will receive may be withheld in risk pools.

         The initial invitation to join SJHN as a physician provider was extended only to SJPA stockholders. To date, approximately 243 physicians have been credentialed. To be competitive in the capitated managed care business, the ratio of primary care physicians to specialist physicians must be strictly controlled. On an ongoing basis, the physician representation on SJHN's panel is reviewed and evaluated to determine if any additional primary care physicians or specialists are needed. The Company expects that, if a decision is made that additional physicians are needed, then invitations will be made only to SJPA stockholders; provided, that, if a need is identified for an additional physician-provider that cannot be filled by an SJPA stockholder, then SJHN has the discretion to allow a physician who is not an SJPA stockholder to participate in the network.

         SJHN has been negotiating, and continues to actively negotiate, for capitation contracts with managed care entities. Its first such contract, covering the employees of St. Joseph's Hospital, became effective on May 1, 1997. Despite its efforts, no additional capitation contracts have since been added.

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

         Physician Representatives(1)      Hospital Representatives(2)
         ----------------------------      ---------------------------

         Todd Rosenthal,  M.D.             Isaac Mallah
         Cres Rodriguez, M.D.              Tommy Inzina
         Vijay Diwadkar, M.D.              Gilbert Pitisci, M.D.
         Jack Mezrah, M.D.                 Fleury Yelvington
         Steve Ferzoco, M.D.

-----------------

(1) The Physician Representatives are all stockholders in the Company, but do not currently serve on the Board of Directors of the Company.

(2) See the discussion above relating to management of the PHO and of SJP for information regarding the Hospital Representatives.

         Todd Rosenthal, age 43, received his M.D. degree from the University of Miami. Since 1984, Dr. Rosenthal has engaged in the private practice of medicine in Tampa, Florida specializing in Internal Medicine. Dr. Rosenthal is a holder of a provider contract with SJP.

         Cres Rodriguez, age 50, received his M.D. degree from the University Central de Santo Pedro in the Dominican Republic. Since 1990, Dr. Rodriguez has engaged in the private practice of medicine in Tampa, Florida specializing in Internal Medicine. Dr. Rodriguez is a holder of a provider contract with SJP.

         Vijay Diwadkar, age 49, received his M.D. degree from the Topiwala National Medical College in India. Since 1983, Dr. Diwadkar has engaged in the private practice of medicine in Tampa, Florida specializing in Family Practice. Dr. Diwadkar is a holder of a provider contract with SJP.

         Jack Mezrah, age 70, received his M.D. degree from Emory University. Since 1961, Dr. Mezrah has engaged in the private practice of medicine in Tampa, Florida specializing in Gynecology. Dr. Mezrah is a holder of a provider contract with SJP.

         Steve Ferzoco, age 49, received his M.D. degree from Tufts Medical School. Since 1981, Dr. Ferzoco has engaged in the practice of medicine in Tampa, Florida specializing in Radiology. Dr. Ferzoco's group practice is a holder of a provider contract with SJP.

         Financial Matters

         In 1998, applications and membership fees were received from approximately 81 physicians expressing an interest in joining SJHN, and 77 physicians completed the credentialing process (some of whose applications were submitted in 1997). In 1998, revenues of $139,800 were earned by SJHN from membership fees received from the physicians and the Hospital. SJHN also earned revenues of $34,970 (at the rate of $1.60 per member per month) from the Hospital for administrative services rendered to its employees' ProHealth Plus Employee Plan.

         In 1997, $44,300 was earned in membership fees from the physicians and the Hospital. Membership fee revenues increased in 1998 as a result of an increase in the number of physicians who applied for and completed the credentialing process. Each physician pays a one-time membership fee of either $150 (if a primary care physician) or $1,000 (if a specialist). SJHN expects to credential additional physician providers in 1999, but only as necessary to replace departing providers and to fill gaps in certain sub-specialities. This process will generate additional membership fee revenue, but it is not anticipated that SJHN will receive any significant membership fees in 1999 or thereafter (see the discussion regarding the membership fees at "ST. JOSEPH'S PHYSICIANS HEALTHCENTER ORGANIZATION, INC. - Financial Matters -- Results of Operations," in Item 1 of this Report, which provisions are hereby incorporated by reference).

         SJHN is expected not to generate any significant direct administrative costs in 1999, because it does not directly employ any personnel. Rather, the PHO will continue to provide personnel, and some administrative services will be obtained from BayCare (through the Hospital's affiliation). In 1998, a portion of the PHO's fixed administrative costs (most notably salaries and benefits) were allocated to SJHN on the basis of twenty-eight percent (28%) of total fixed costs (with other entities supported by the PHO being allocated the remaining share). Total expenses for 1998 amounted to approximately $123,360, and revenues were sufficient to cover expenses. A similar allocation of administrative overhead is anticipated in 1999.


         Impact on SJPA

         There can be no assurance that SJHN's revenues will be sufficient to cover its current operating expenses in 1999 and thereafter, particularly given the anticipated decrease in membership fees, the inability to date to establish more than one contractual capitated relationship, SJHN's lack of experience in handling risk-based (i.e., capitation) compensation and the inherent uncertainty relative to the funding of fee-for-service specialist payments, which are dependent upon utilization. In this regard, the Company might find it appropriate to assist the PHO to provide funds to SJHN to be used to cover its working capital needs. The amount of such funding has not been determined at this time. It is expected that the Company's contribution to such funding would be determined after taking into account the Company's available liquidity and its other anticipated cash needs.


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

         Business

         The Same-Day Surgery Center Facility is a licensed outpatient surgery center. The services offered include gastroenterology and outpatient surgery including general surgery, ophthalmology, otolaryngology, orthopedics, gynecology (excluding abortions and sterilizations), urology, and plastic surgery. The services of the Same-Day Surgery Center are available to patients of local physicians on a referral basis. Revenues are derived from billing third party payors, including insurers, managed care organizations, Medicare, Medicaid, other governmental health programs, and patients the portion to be paid by each. The PHO, as the managing general partner, is the only partner with management authority and is responsible for overall management of the affairs of the Same-Day Surgery Center Partnership.

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

         At the request of the Company's representatives on the PHO Board of Directors, an evaluation of the economic impact of the management agreement and the billing and collection agreement with HCC, as well as a number of operational issues relating to the staffing and administration of the Same-Day Surgery Center Partnership currently is underway, and a number of issues in this regard are being negotiated with HCC and within the Board of Directors of the PHO. Changes arising from this evaluation and the negotiations resulting therefrom could have a material impact on the profitability and cash flow of the Same-Day Surgery Center Partnership. However, there can be no assurance that any changes will be made as a result of the evaluation and negotiations, or that any such changes actually will achieve the anticipated results.

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

         Facilities and Equipment

         The Same-Day Surgery Center Partnership leases, from Franciscan Properties, Inc., a wholly owned subsidiary of HCC and an affiliate of the Hospital Corporation, approximately 17,000 net square feet on the first floor of the St. Joseph's Medical Arts Building on the campus of the Hospital. The rent paid by the Same-Day Surgery Center Partnership currently amounts to $632,369 annually plus sales tax, and is subject to periodic escalations based on increases in the Consumer Price Index.

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

         The Same-Day Surgery Center Partnership recently exercised its final option to renew the lease for five years and the lease now expires on February 28, 2003. However, an extension of the lease term beyond 2003 currently is one of the issues being negotiated by the Company's representatives on the Board of Directors of the PHO. There can be no assurance that any such renewal or lease extension can be successfully negotiated.

         Financial Matters

         Results of Operations. During 1998, the Same-Day Surgery Center performed 12,132 procedures and generated approximately $8.9 million in revenues and a net income of approximately $1.9 million. The Same-Day Surgery Center Facility experienced a growth in volume of procedures of 5.5% in 1998, but revenues decreased approximately $200,000, as managed care contractual reimbursements and government reimbursements continued to decline.

         Liquidity. At December 31, 1998, the Same-Day Surgery Center Partnership held approximately $1,165,000 in cash, which accounted for 32% of total assets. In 1998, the Same-Day Surgery Center Partnership generated approximately $158,200 of cash per month after paying expenses and debt service. There can be no assurance that such level of cash flow will continue.

         Beginning with the period commencing on July 1, 1991, and for each fiscal year of the Same-Day Surgery Center Partnership thereafter, an assessment equal to 1.5% of the partnership's net revenues is being collected to fund indigent care in Florida.

         The Company is not aware of any other reason that the level of cash flow for the Partnership should change in the immediate future, except to the extent that any distributions are made, or if additional Florida or federal legislation is passed which could affect reimbursement rates or impose additional compliance expenses or there should occur continued managed care contractual changes or changes in government rules that impact reimbursements. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. During 1998, the Same-Day Surgery Center Partnership declared approximately $2.1 million in distributions to limited and general partners. This included $125,040 declared payable to the Company in respect of its five limited partner units, as well as a distribution of $83,360 declared payable to the PHO in its capacity as managing general partner. In April 1999, the Same-Day Surgery Center Partnership will distribute approximately $497,900 to partners of record on March 31, 1999. Of this amount, $29,875 will be distributed to the Company in respect of its five limited partner units, and $19,916 will be distributed to the PHO in its capacity as managing general partner.

         Capital Resources. At December 31, 1998, the Same-Day Surgery Center Partnership had approximately $2.5 million in partners' equity. This represented capital contributions from the general partners, 40 limited partner shares and accumulated earnings.

         The Same-Day Surgery Center Partnership has long-term debt consisting of a line of credit with HCC, payable in monthly installments with interest at prime rate, and a capital lease with an unaffiliated vendor for equipment, payable in thirty-six (36) monthly installments of principal plus accrued interest at the annual rate of 8.25%. At December 31, 1998, the aggregate balance of the HCC line of credit and the capital lease was approximately $202,400.

         In 1998, the Same-Day Surgery Center Partnership completed capital additions and replacements of approximately $299,900 in replacements and upgrades, all of which were funded from existing cash balances.

         The Same-Day Surgery Center Partnership plans capital expenditures in 1999 of approximately $376,700 in equipment and instrumentation replacements and upgrades, which are expected to be funded through additional borrowings.

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

         SJPA accounts for its 50% common stock investment in the PHO on the equity method. The Company is allocated 50% of the earnings and losses of the PHO, and thus indirectly 2% of the net income or loss of the Same-Day Surgery Center Partnership.

         In addition, as indicated above, SJPA owns five limited partner units in the Same-Day Surgery Center Partnership, which are accounted for on the cost method. Revenue on the limited partners units will only be recorded by SJPA upon declaration of distributions or a gain upon sale of the units. SJPA actually received $121,365 in cash in partnership distributions in 1998 in respect of the five units it owns. SJPA also expects to receive additional cash distributions during 1999 in respect of the five units.



HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC.
d/b/a St. Joseph's Home Health Services

         Nature of SJPA Interest

         Until January 5, 1998, the Company owned 50% (4,000 shares) of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc., d/b/a St. Joseph's Home Health Services ("SJHHS"). The other 50% was owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), a wholly owned subsidiary of HCC. The difference between the Company's cost of acquisition and its equity in the net liabilities of SJHHS was approximately $84,000 at the acquisition date and had been amortized using the straight-line method over 40 years as a reduction of equity in net earnings of investees. The amount of $66,362, representing the unamortized portion of the difference, was written off and included in loss on impairment of equity investment for the year ended December 31, 1997.


         Over the last several years, the Company has been reviewing its ownership of SJHHS. The Company has noted that referral limitations, reductions in reimbursements from managed care organizations and government health plans, and increased costs have negatively impacted on SJHHS' profitability. For example, health care reform legislation was enacted by the Florida Legislature in 1992, which became effective on October 1, 1994, which prohibits physician referrals for certain "designated health services" (including, among others, clinical laboratory and physical therapy services). Similar federal legislation became effective on January 1, 1995 which prohibits a physician from referring a Medicare or Medicaid patient for home health services, physical therapy services, occupational therapy services, parenteral and enteral nutrients, equipment and supplies to any entity in which the physician directly or indirectly owns a financial interest. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. As a result of this Florida and federal legislation, SJHHS was no longer able to receive referrals from physician-stockholders of the Company, and elimination of those services resulted in a significant decrease in net income on an ongoing basis, as compared to operations prior to 1995.

         In addition, because the hospital-stockholders of BayCare decided to expand BayCare's focus to integrate and coordinate many of the operations that previously were conducted separately by each hospital (including home health services), the competition faced by SJHHS in Hillsborough County grew more intense as the Hospital began to divert its attention to the home health care service operated by Morton Plant Mease Health Care (which is the home health service designated to act on behalf of BayCare).

         Based upon these facts, the Company determined that it would be prudent to negotiate a sale of the Company's interest in SJHHS to SJAS. After negotiations, it was agreed that SJAS would purchase the 4,000 shares of SJHHS' common stock owned by the Company for $100,000, and the sale was agreed upon and consummated on January 5, 1998.

         Impact on SJPA

         SJPA recognized its investment in SJHHS on the equity basis. Thus, it annually recognized 50% of the net income of SJHHS. For the year ended December 31, 1997, SJPA recognized approximately $45,300 in earnings from its interest in SJHHS. In addition, the equity investment in SJHHS was written down $200,410 to properly reflect the fair value as of December 31, 1997. Given the sale by SJPA of all of its stock in SJHHS, future operations of SJHHS will have no impact on the Company.



ENTRUSTED HEALTH MANAGEMENT SERVICES, INC.

         Nature of SJPA Interest

         On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of Entrusted Health Management Services, Inc. ("EHMS"), for which it paid $1.00 per share (for a total capital contribution of $100,000). The balance of the outstanding common stock of EHMS is owned by other individuals and entities, none of whom holds a majority interest in EHMS. The Company has not been furnished with a listing of the stockholders of EHMS, but it understands that several of the individuals who own stock in EHMS also are stockholders in the Company. None of the members of the Company's Board of Directors own any stock in EHMS, but the Company's Executive Director, Charles Cernuda, is a stockholder in EHMS (as a result, Dr. Cernuda voluntarily chose not to participate in the discussions of the SJPA Board of Directors regarding the decision to make this investment).

         Business

         EHMS is a start up entity that was organized to manage and administer health benefit arrangements for self-insured employers. As described to the Company, EHMS was founded and developed by several individuals, including the President and Chief Executive Officer of the Employers Health Coalition, Inc. (the "Coalition") and the Employers Purchasing Alliance, Inc. (the "Purchasing Alliance"), both of which are Florida corporations. The Coalition is comprised of approximately 148 members, each of whom is an employer who operates in west central Florida, and provides educational and advocacy services to its employer-members and their employee regarding health related issues and healthful lifestyles. The Purchasing Alliance operates a group purchasing service that offers preferred rates on health care related products and services (e.g., HMO, PPO and insurance programs, managed care plan administration, dental and vision care programs, drug testing services, outpatient laboratory services, employee assistance programs) that it negotiates with third party vendors on behalf of the employer-members of the Coalition.

         The Company was advised that the concept underlying EHMS is to bring together employers and health care providers (e.g., physicians) to implement self-insured plans that are designed to give control of the administration of the health care benefits to the employer (the ultimate payer) and the physician (the ultimate provider of health care services). By working together to design health care programs and protocols for the provision and management of care, and by providing the employer and the physician with detailed outcome and utilization data, EHMS hopes to offer a system that is designed to allow the employer and the physician - not an insurance company or HMO - to collect savings realized through the implementation of cost-efficient delivery of health care to employees. When fully operational, the services to be provided by EHMS (either directly or through contractual arrangements with outside vendors) are expected to include (1) designing and implementing benefit plans,
(2) offering the services of one or EHMS Network(s), (3) administering claims,
(4) collecting and analyzing health care data for employers with which it contracts, and (5) disseminating detailed outcome and utilization data to the employer and the physicians who provide services to the employer's employees and their dependents.

         This "employer/physician model" initially is expected to be offered to the employer-members of the Coalition in addition to, and as an alternative to, the existing HMO, PPO and insurance products offered through the Purchasing Alliance. EHMS began to actively market its services to employer-members of the Coalition in December 1998. It currently is negotiating with several employers to whom it proposes to provide services, and EHMS has indicated that it expects to implement its first contract with an employer (with approximately 4,000 employees and dependents participating in that employer's self-insured plan) on or about June 1, 1999. EHMS also currently is working on the development of several networks of physicians, hospitals and other health care providers (each such network being referred to as an "EHMS Network"). Each such EHMS Network is expected to be designed to service a specific geographic area within west central Florida. The providers in the applicable EHMS Network are expected to contract directly with EHMS on behalf of its employers (as opposed to the providers contracting through a managed care organization, such as a HMO, which then contracts with the employer). There can be no assurance that EHMS will obtain contracts with any employers, or that it will be successful in building the EHMS Networks that will be necessary to provide services in the west central Florida area in which EHMS will concentrate its initial marketing efforts.

         The Company was advised that initial development of EHMS and its employer-physician model was funded through operational grants from various sources. EHMS began in April 1998 to privately solicit capital contributions to generate funds to finance its start-up. The funds derived from capital contributions, including the funds provided by the Company, are being used as collected, and are expected to be used, in part, to finalize systems and contracts, obtain a Florida license as a "third party administrator" (to enable EHMS to be involved in administering claims), develop the EHMS Networks, develop marketing materials, hire and pay necessary staff and implement systems in anticipation of administering the first employer contract that is obtained. Once operational, EHMS plans to derive revenues from the services that it will offer to employers in two ways. First, EHMS plans to charge a management fee equal to 13.5% of the projected claims of each employer with which it contracts. Second, beginning in the second year of a contract with an employer, it plans to share in 10% of the savings, if any, that are derived from the efficient operation of the employer's plan. EHMS has projected that it will take approximately one and one half years to obtain contracts with employers that will generate sufficient operating revenues to cover its operating expenses. As of this time, EHMS has not obtained sufficient funding from capital contributions to cover both its start-up costs and any operating shortfall that occurs until it can generate sufficient operating revenues. There can be no assurance that EHMS will be successful in generating the initial capital funding to implement and support its start-up operations, or that EHMS will obtain employer contracts that will generate operating revenues that will be sufficient to support its ongoing business.

         Impact on SJPA

         The Company will account for its common stock investment in EHMS on the cost method. Thus, revenue derived from the EHMS common stock will only be recorded by the Company upon declaration of distributions or a gain upon sale of the stock. No distributions from EHMS are anticipated in 1999 or the foreseeable future, and there can be no assurance that the Company ever will receive any distributions from EHMS. Likewise, although the Company has no present intention to sell the EHMS stock, there can be no assurance that the Company would be able to realize a gain, or even recover its investment, on any sale of the stock in the future.

         As noted above, EHMS currently has not generated sufficient capital contributions to ensure adequate funding to implement and support its start-up operations. In making its capital contribution, the Board of Directors of the Company was aware of the significant risk of its investment. Nevertheless, the decision was made to invest in EHMS, primarily with the expectation that the stockholders of the Company would be given priority in joining the EHMS Network that is being developed for Hillsborough County, Florida. In addition, in negotiating the terms of the investment, EHMS provided some oral assurances that the Company and its stockholders will have significant input into the physician members of the various committees that are expected to be formed to develop physician practice patterns and protocols and to work with the local employers to develop health plan parameters. EHMS also provided some oral assurances that the Company would have an option to purchase an additional 100,000 shares of EHMS' common stock for $1.00 per share. The Company is in the process of preparing and negotiating an agreement with EHMS to memorialize these oral assurances.

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

         Due to restrictions in the Bylaws, there is no market in the Common Stock, except for repurchase by the Company at a price equivalent to current book value. All shares of the Company's Common Stock that are issued and outstanding were purchased directly from the Company. Shares sold to date include the nine shares sold to the Company's nine initial stockholders shortly after the Company's organization, shares sold in the Company's initial public offering in the third quarter of 1988, an additional 11 shares issued in several transactions not involving a public offering in the third quarter of 1990, all at $1,250 per share, an additional 19 shares issued in several transactions not involving a public offering in the third quarter of 1991 at $1,500 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1992 at $1,750 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1993 at $1,925 per share, an additional 46 shares issued in several transactions not involving a public offering in the second quarter of 1994 at $2,570 per share, an additional 43 shares issued in several transactions not involving a public offering in the second quarter of 1995 at $3,000 per share, an additional 22 shares issued in several transactions not involving a public offering in the second quarter of 1996 at $3,200, and an additional 10 shares issued in several transactions not involving a public offering in the second quarter of 1997 at $3,450. There were no additional shares of Common Stock issued by the Company in 1998.

         Shares have been repurchased by the Company during the second half of 1990 and during 1991, 1992, 1993, 1994, 1995, 1996, 1997 and 1998, and
additional share repurchases are anticipated during 1999. The most recent repurchases were for $3,113 per share, or approximately $1,863 per share more than the original purchase price of the Common Stock.

         Holders

         As of March 31, 1999, there were 414 Common Stockholders of record, each owning exactly one share.

         Dividends

         In 1998, the Company did not declare any dividends on its Common Stock. For the foreseeable future, the Board of Directors generally intends to continue to retain earnings for use in the Company's business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, capital requirements and financial condition, as well as all other relevant factors.

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

         Eligibility to Participate in Other Ventures

         An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network and to participate in SJHN's at-risk managed care network.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the periods indicated, selected financial data with respect to the Company:

                                                            YEAR ENDED DECEMBER 31,
                                   1998             1997              1996            1995              1994
                               -----------      -----------       -----------      -----------      -----------

Equity in net earnings of
 investees                      $   42,971      $     2,763       $   146,911      $    16,402      $   228,891

Distribution income             $  125,040          120,040           154,080          139,880          125,310

Net income (loss)                   41,141         (144,780)          133,111           63,068          149,135


Income per common share(1):

    Net income (loss)                   96             (333)              307              154              402

Total assets                     1,517,542        1,408,868         1,584,002        1,406,982        1,216,228

Long-term obligations                  -0-              -0-               -0-              -0-              -0-

Cash dividends declared
  per common share                     -0-              -0-               -0-              -0-              -0-


-----------------

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

         1998 vs. 1997

         In 1998, revenues increased as a result of an increase in the profitability of the PHO. The increase in the profitability of the PHO is primarily a result of (1) an increase in membership fees associated with SJHN, and (2) a reduction in the management fee paid to HCC (see the discussion regarding the membership fees and management fees at "ST JOSEPH'S PHYSICIANS HEALTHCENTER ORGANIZATION, INC. - Financial Matters -- Results of Operations," in Item 1 of this Report, which provisions are hereby incorporated by reference). The Company's revenues also increased as a result of an increase in interest income because of higher cash balances.

         The increase in the Company's revenues in 1998 was offset by the elimination of SJHHS earnings, resulting from the Company's sale of its SJHHS stock on January 5, 1998. The Company sold its 4,000 shares of the common stock of SJHHS to SJAS for $100,000. Although the Company believes that the sales price reflected the fair market value for the stock of SJHHS, the investment was sold for a price that was lower than the equity investment in SJHHS at December 31, 1997. As a result, the equity investment in SJHHS was written down $200,410 in 1997 to properly reflect the fair value at December 31, 1997. There is no impact from the write-down of the equity investment in the 1998 statement of operations.

         The Company anticipates that its revenues will decrease in 1999 and thereafter, primarily because membership fees associated with SJHN are expected to decrease substantially.

         Expenses increased in 1998 because of increases in general and administrative expenses relating primarily to (1) consulting fees related to the review of the operations of the Same-Day Surgery Center Partnership, (2) legal fees related to a review of strategic planning options for the Company, and (3) accounting fees related to the year-end audit and reviews of the Company's quarterly and annual SEC reports. It is anticipated that general and administrative expenses will continue to be incurred in 1999 at levels consistent with 1998, as the Company is continuing to review strategic planning options.

         1997 vs. 1996

         In 1997, the Company's revenues decreased as a result of a loss incurred by the PHO and a decrease in the profitability of SJHHS. The impact of the operating loss incurred by the PHO in 1997 was further magnified because of the 1997 redemption of the preferred stock in the PHO from Enterprises, which resulted in the Company reporting approximately 50% of the PHO's loss in the Company's revenues for 1997 as opposed to reporting approximately 22% had the redemption not occurred. The loss incurred by the PHO is a result of (1) an increase in expenses relating to compensation and benefit costs incurred with respect to recently hired staff, and (2) a decrease in member and credentialing fees associated with SJHN. The decrease in the profitability of SJHHS is the result of an increase in the volume of Medicaid and certain HMO patients (referred to SJHHS for infusion therapy and pediatric home care visits by physicians who were not stockholders in the Company) for whom reimbursements are lower than for patients covered by commercial insurance (although the patients require the same level of care, and thus the same costs). In addition, the cost of providing infusion therapy services increased during 1997.

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


    Year        Shares Issued    Per Share Price   Total Consideration Received
  ---------     -------------    --------------    ----------------------------
    1990             11              $1,250                 $13,750
  ---------     -------------    --------------    ----------------------------
    1991             19              $1,500                 $28,500
  ---------     -------------    --------------    ----------------------------
    1992             62              $1,750                $108,500
  ---------     -------------    --------------    ----------------------------
    1993             62              $1,925                $119,350
  ---------     -------------    --------------    ----------------------------
    1994             46              $2,570                $118,220
  ---------     -------------    --------------    ----------------------------
    1995             43              $3,000       $119,000 cash plus $10,000
                                                           in notes
  ---------     -------------    --------------    ----------------------------
    1996             22              $3,200        $63,800 cash plus $6,600
                                                           in notes
  ---------     -------------    --------------    ----------------------------
    1997             10              $3,450                 $34,500
  ---------     -------------    --------------    ----------------------------
    1998              0                $0                     $0
  ---------     -------------    --------------    ----------------------------

The following table sets forth information concerning share repurchases:


     Time Period                Shares Repurchased           Total Amount Paid
---------------------           ------------------          -------------------

  Second half of 1990                   6                        $ 5,639
---------------------           ------------------          -------------------
  Second half of 1991                   3                        $ 3,512
---------------------           ------------------          -------------------
  Second half of 1992                   3                        $ 5,769
---------------------           ------------------          -------------------
  Second half of 1993                   4                        $ 8,124
---------------------           ------------------          -------------------
  Second half of 1994                   5                        $13,134
---------------------           ------------------          -------------------
  First half of 1995                    1                        $ 2,627
---------------------           ------------------          -------------------
  Second half of 1995                   5                        $15,241
---------------------           ------------------          -------------------
  First half of 1996                    1                        $ 3,048
---------------------           ------------------          -------------------
  Second half of 1996                   15                       $45,848
---------------------           ------------------          -------------------
  Second half of 1997                   12                       $39,376
---------------------           ------------------          -------------------
  First half of 1998                    1                        $ 3,048
---------------------           ------------------          -------------------
  Second half of 1998                   13                       $40,540
---------------------           ------------------          -------------------



         No dividends were declared in 1998, and no dividends are contemplated in the near future.

         No dividends were received from the PHO in 1998 and no dividends are expected from the PHO in 1999. All operating cash in 1998 was derived from the distributions with respect to the Company's limited partner units in the Same-Day Surgery Center Partnership. Operating cash in 1999 is expected to be derived from distributions with respect to the Company's limited partnership units in the Same-Day Surgery Center Partnership and from cash on hand at the end of 1998. Such cash is anticipated to meet the Company's cash needs during 1999. Further, the Company may elect to conduct a private offering of its Common Stock in 1999 at a price that will be determined based upon the then per share book value of the Company's stock. See the discussion under the heading "Physician Qualifications" in Item 5 of this report, which discussion is hereby incorporated by reference into the discussion under this Item 6. If additional shares are sold in this fashion, such purchases will reduce the percentage of the Company owned by each shareholder, and thus also the percentage of the net income and net assets attributable to each shareholder.

         As a result of the PHO's return to profitability in 1998, the 1998 balance sheet of the Company reflects an increase of $110,263 in the Company's equity investment in the PHO and appropriate adjustments to certain related items. These changes are designed to take into account the increase, from approximately 22% to 50%, in the Company's effective ownership in the PHO that resulted from the 1997 redemption from Enterprises of the outstanding preferred stock in the PHO. Although these various changes in the balance sheet of the Company have the cumulative effect of increasing the Company's stockholders' equity by $68,263, none of these adjustments have any material impact, either positive or negative, on the Company's liquidity.

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

YEAR 2000

         The Company is aware of the issues associated with the programing code in existing systems as the Year 2000 approaches, and it has developed an implementation plan to resolve this issue by June 30, 1999. This plan involves the assessment of whether the existing hardware system and accounting software used in the management of the Company's operations are Year 2000 compliant. The third party providing the Company's administrative support services currently operates only one PC in connection with the Company's administrative operations and runs only widely-used "off the shelf" third party software in connection with performing these services. The Company expects that the third party handling the administrative support services is Year 2000 compliant and that, even if it is determined that such hardware and software are not Year 2000 compliant, then the third party will incur the cost to replace such hardware and/or software (because such cost is not anticipated to be significant). Furthermore, the Company believes that even if the hardware and/or software are not made Year 2000 compliant, then the Company would simply have a short term information gap until new hardware and/or software is purchased by the third party handling the administrative services; but the information gap would not be expected to have a material adverse impact on the Company, its financial condition or its results of operations. The Company does not currently own or operate any Information Technology ("IT") systems, and it has not identified any non-IT systems, such as equipment with embedded chips, that currently are in operation by the Company.

         The Company also is making inquiries as to the Year 2000 readiness of other third parties (including the PHO, SJP, SJHN, the Same Day Surgery Center Partnership, BayCare and other unrelated third parties) that could cause a material impact on the Company. The Company has received some preliminary information concerning the status of third parties and anticipates initiating more extensive inquiries. The PHO, SJP, SJHN and the Same Day Surgery Center Partnership have completed the risk assessment phase and are in the process of upgrading and replacing systems and equipment found not to be compliant, and the Company has been informed that these entities expect to achieve Year 2000 compliance by December 1999. However, there can be no assurances that computer systems of any third party, whether related or unrelated, will be Year 2000 compliant, or that any failure to be compliant will not have a material adverse impact on the Company, its financial condition or its results of operations.

         In addition, the Company believes that a significant number of the stockholders of the Company acquired stock in the Company for the purpose of being eligible to participate in certain activities that are available only to the stockholders of the Company (e.g., participation on the provider networks of SJP and SJHN). It is possible that a Year 2000 compliance failure by SJP, BayCare or SJHN, or a third party with which any of these entities contracts, could have a material adverse impact on the individual stockholders who participate in the various provider panels operated by these entities, even though the compliance failure would not have a material adverse impact on the Company, its financial condition or its results of operations. Whether or not any such adverse effect occurs is beyond the control of the Company, and the extent of the adverse effect will depend upon the individual stockholder's particular circumstances.

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

         Government Regulation

         Several new laws and regulations affecting the health care business were adopted, at both the state and federal levels, during the last several years, including 1997 and 1998. Additional healthcare reform currently is being considered by the Florida Legislature during its Session that began on March 2, 1999 and currently is scheduled to continue through the first week in May. Additional health care reform legislation also is has been proposed for consideration in 1999 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, the Partially Owned Operations, EHMS and the stockholders of SJPA.

         Indigent Care Assessment. Legislation was passed by the Florida Legislature during its 1991 Session to raise additional State revenues to fund health care for the indigent. This legislation imposed an assessment (the "Assessment") equal to 1.5% of the annual "net operating revenues" (gross revenues less expenses of collection and certain contractual adjustments and discounts) of certain specified health care entities. The specified health care entities include: (1) ambulatory surgical centers, (2) clinical laboratories,
(3) free standing radiation therapy centers and (4) free standing outpatient diagnostic imaging centers. An entity subject to the Assessment which fails to file the required quarterly reports or files incomplete reports, or which fails to pay the quarterly Assessment in a timely manner, will be subject to daily fines that can become substantial for continuing failures.

         The Same-Day Surgery Center Partnership is subject to the Assessment. The partnership provided for this accrued expense in its financial statements for the period ended December 31, 1998. See the discussion under "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Financial Matters" in Item 1 of this Report, which provisions are hereby incorporated by reference into this Item 6. The Assessment adversely impacts the cash flow available for distribution to the investors in the partnership, which, in turn, impacts on the cash flow of the PHO and the Company.

         Fraud and Abuse in Health Care Programs. The Medicare Anti-Kickback Statute (the "Statute"), which came into law in the 1970's, is violated by anyone who offers, pays or receives "remuneration" in return for referring (or inducing a referral) or for purchasing, leasing or ordering any business reimbursed under the Medicare or Medicaid Program. This law is commonly known as the "fraud and abuse statute." The Office of Inspector General ("OIG") of the U.S. Department of

Health and Human Services ("DHHS") has published its final Medicare and Medicaid fraud and abuse safe harbor regulations (collectively, the "Regulations"). The Regulations, which became effective immediately upon publication, are designed to identify certain arrangements that fall within "safe harbors" and are deemed not to be violations of the Statute.

         Any entity that provides health care services and is reimbursed for those services under the Medicare or Medicaid Program, or any other federally-funded health care program, is subject to the provisions of the Statute. SJP currently does not enter into contracts that cover Medicare patients. SJHN currently contracts with managed care organizations that are qualified to enroll Medicare patients. Thus, SJHN will be, and the other Partially Owned Operations are, subject to the provisions of the Statute.

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

         HIPAA also created five new criminal statutes that apply to a "health care benefit program," which term is broadly defined to cover governmental and private health programs (e.g., private insurance or self-insured plans for employees). These new laws are in addition to the Statute (which, by its terms, applies only to fraud and abuse in federal health benefit programs), and they prohibit fraudulent or abusive activities, embezzlement or stealing, making of false statements, and obstructing, preventing or misleading a criminal investigation relating to any health care benefit program. In addition, existing federal criminal laws relating to money laundering, asset forfeiture, and fraud injunctions were expanded to cover "federal health care offenses." Finally, HIPAA increases the sanctions that may be imposed for a violation of the law (including civil money penalties and exclusion from continued participation in the Medicare or Medicaid Programs).

         In the Balanced Budget Act of 1997, which became law in the summer of 1997, Congress continued to expand the scope of the Statute by adding several new civil money penalties for violation of the fraud and abuse Statute. As a result, the government now has greater flexibility in choosing whether to pursue a violation in a civil action or in a criminal prosecution. This prosecutorial flexibility is a potent weapon for the government, because the civil action carries a lower burden of proof and does not require the same level of "intent" to violate the law as would a criminal prosecution.

         The net effect of these changes is to further augment the arsenal of criminal and civil statutes available to the federal government to combat actual or perceived health care fraud and abuse. The Company, the PHO, SJP and SJHN are continuing to evaluate how these laws and regulations may impact on their business arrangements and relationships.

         In addition, a number of proposals for federal health care reform are under consideration by the United States Congress. From time to time, several of the proposals have included an expansion of the Statute to cover all health care payors, including Medicare/Medicaid and other federal programs, private insurers, self-insured plans and health maintenance organizations. If the Statute is expanded in this manner, it is anticipated that the concepts underlying the Regulations also will be expanded, and the OIG and DHHS (or another federal regulatory body) will be given authority to enforce the expanded scope of the Statute and Regulations.

         The Company, in conjunction with the various entities responsible for operating and managing the applicable Partially Owned Operations, is continuing to review whether its arrangements could be deemed to constitute fraud and abuse violations under the Statute, both in the Statute's current form and with respect to any proposed expansion, and to review the planning options available to limit or avoid the risks. The Company cannot predict whether any of the arrangements would constitute a fraud and abuse violation.

         Finally, in connection with the publication of the Regulations, certain health care entities (including SJHHS) were required to report the names of physician-investors to the Health Care Financing Administration ("HCFA" - the department within DHHS responsible for administering Medicare). Because of the broad definitions included on the reporting form, it was concluded that the names of all physicians who were stockholders of SJPA at the time that such information was requested (before January 1998) should be included as indirect owners of SJHHS. This information was intended to be used in analyzing referral patterns and utilization. The Company cannot predict how the reporting of its stockholders could impact on any individual stockholder.

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

         The constitutionality of the fee cap described in the eighth item above was the focus of lawsuits brought in both the federal and Florida courts, and it subsequently was repealed retroactively to its effective date by several bills passed by the Florida Legislature during its 1996 Legislative Session.

         As originally enacted, the provision described in the first item above, which absolutely prohibits referrals for the specified "designated health services," was to apply to referrals made on or after October 1, 1995 by a health care provider who acquired his or her interest in the entity before May 1, 1992. However, the effective date was moved back to October 1, 1994 by legislation passed in 1993. Thus, if a provider acquired his or her interest in an entity before May 1, 1992, then referrals made on or after October 1, 1994 for the specified "designated health services" are absolutely prohibited; but if a provider acquired his or her interest in an entity on or after May 1, 1992, then referrals made on or after the effective date of the bill (April 8, 1992) for the specified "designated health services" are absolutely prohibited.

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

         One provision of the Patient Self-Referral Act allows a person or an entity that could be affected by the prohibitions included in the Patient Self-Referral Act to request that AHCA, or the applicable professional board under the Florida Department of Business and Professional Regulation, issue a declaratory statement defining how the applicable state agency interprets an ambiguous provision of the Patient Self-Referral Act. As a result, interpretations of the law periodically are made as declaratory statements are issued (e.g., see the discussion under "LEGAL PROCEEDINGS - Declaratory Statement Action With Respect to SJHHS" in Item 3 of this Report, which provisions are hereby incorporated by reference into this Item 6). Accordingly, the Company is continuing to review the applicability to the various Partially Owned Operations of each of the specific provisions of the Patient Self-Referral Act that remain in effect.

         It is clear that the Patient Self-Referral Act must be analyzed in two ways with respect to each individual stockholder of SJPA. First, if an individual physician owns any direct investment interest (e.g., a limited partnership interest) in any of the Partially Owned Operations, then he or she must apply the rules to his or her specific situation. Second, as described in the Declaratory Statement Action discussed under Item 3 of the Report (which discussion is incorporated herein by reference), the provisions of the Patient Self-Referral Act could be applicable merely because of an individual stockholder's ownership of stock in SJPA (whether or not he or she owns any direct investment interest in any of the Partially Owned Operations).

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

         The Florida Legislature currently is holding its 1999 Regular Session, and pending legislation, among other things, could affect the scope and applicability of the Patient Self-Referral Act. However, the Company cannot currently predict whether any pending legislation will ever become law, or, if it does, what the impact of the legislation could be on the Company and on the various Partially Owned Operations. There can be no assurance that the Patient Self-Referral Act as it is implemented and refined over time, will not have a substantial adverse impact on the amount of revenues received by each of the Partially Owned Operations for specific services rendered.

         Other Federal Prohibitions on Physician Referrals - The "Stark" Provisions. In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("OBRA `93"), which contained a number of provisions affecting the Medicare and Medicaid programs. The primary focus of the Medicare provisions was a reduction in payments to providers (e.g., hospitals), under Medicare Part A, and physicians, durable medical equipment suppliers and other providers of services under Medicare Part B. Taken together, these provisions have, and will continue to, reduce the level of reimbursement paid to the Partially Owned Operations with respect to services rendered to Medicare patients, thus reducing the cash flow and profitability of the Partially Owned Operations. In addition, OBRA `93 specified that there would be no inflation updates in Medicare payments for ambulatory surgical center services for fiscal years 1994 and 1995.

         OBRA `93 also extended the scope of the federal prohibition on physicians referring Medicare patients to entities in which they own a financial interest or have a compensation arrangement. Prior to OBRA `93, federal law prohibited referrals to entities in which a physician holds a financial interest or has a compensation arrangement only to referrals for clinical laboratory services (the so-called

"Stark I Referral Prohibition"). OBRA '93 extended the prohibition to cover referrals for other "designated health services," including (1) clinical laboratory services, (2) physical therapy services, (3) occupational therapy services, (4) radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, (5) radiation therapy services, (6) the furnishing of durable medical equipment, (7) parenteral and enteral nutrients, equipment and supplies, (8) prosthetics, orthotics and prosthetic devises, (9) home health services, (10) outpatient prescription drugs and (11) inpatient and outpatient hospital services (the so-called "Stark II Referral Prohibitions"). Generally, OBRA '93 prohibits a physician with an ownership or investment interest in or a compensation arrangement with an entity from making referrals to that entity for the furnishing of any of the "designated health services".

         The reductions in payments were effective at various times, ranging from the date that OBRA '93 became effective through January 1, 1994. The extension of the prohibition against physician referrals were effective for referrals made after December 31, 1994 (other than for clinical laboratory services, which prohibition became effective on January 1, 1992).

         On August 14, 1995, final regulations were issued that applied to the Stark I Referral Prohibition relating to clinical laboratory services. On January 9, 1998, regulations were proposed to apply the Stark II Referral Prohibitions to the eleven enumerated "designated health services." These regulations clarify a number of issues that were left open in the first regulations, and they add some additional restrictions with respect to the scope of the Stark II Referral Prohibitions. The Preamble to the proposed regulations asked for public comments to be made by March 10, 1998, but the comment period thereafter was extended. Extensive comments were received from the public, and, at this time, it is not possible to speculate on when final regulations could be issued.

         The Company is continuing to review the applicability of the physician referral prohibitions contained in the Stark I and Stark II Referral Prohibitions to the various Partially Owned Operations. It is not clear at this time whether the prohibitions will apply to the services rendered by the Same-Day Surgery Center Partnership.

         Uncertainty of Financial Results and Capital Needs

         If the Company, the Partially Owned Operations and/or EHMS do not meet their goals with respect to revenues, or if their expenses of operation are higher than anticipated, substantial additional funds may be required. Such additional funds may be sought from a number of sources, including the Company. While the Company has no legal obligation to provide additional funds, it will need to determine whether it should provide funds to protect its existing investments. If it is determined that it is prudent to contribute additional funds, then the Company may seek those funds from the issuance of additional shares of Common Stock, sale of investments, and loans from banks or other financial institutions. Likewise, any of the Partially Owned Operations and/or EHMS may seek additional funds from the issuance of additional shares of Common Stock, sale of investments, and loans from banks or other financial institutions.

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

DIRECTORS AND OFFICERS

         All of the following individuals are members of the Board of Directors at the present time and have served continuously since the dates of their election shown below. Information regarding the present officers and directors of the Company and specialties represented is as follows:

                                                                         Has Served
                                                      Principal              As a        Expiration         Office
                                                     Occupation            Director      of Term of        Currently
   Name                                  Age       or Employment(1)         Since         Office            Held
---------                                ---       ----------------      ----------      ----------        ---------

Anthony Brannan, M.D.**                   45          Physician              1994           2002           President
Norman Castellano, M.D.*                  52          Physician              1994           2002           Chairman
N. Bruce Edgerton, M.D.*                  52          Physician              1995           1999           Secretary
F. Lane France, M.D.*                     60          Physician              1997           2001
Bill Luria, M.D.**                        52          Physician              1996           2000           Treasurer
Benedict S. Maniscalco, M.D.*             57          Physician              1996           2000
Allen Miller, M.D.**                      49          Physician              1997           2001        Vice President
Michael Wasylik, M.D.**                   56          Physician              1995           1999
Michael Westbury, M.D.***                 46          Physician              1998           1999


-----------------

(1) Each of the directors and officers has been engaged in the practice of medicine in the Tampa, Florida area for the last five years.

*   non-surgery specialties
**  surgery specialties
*** Hospital based

         The following individuals have been nominated for election to four year term positions or one year term positions, as indicated, on the Company's Board of Directors, such election to be held at the Company's upcoming annual meeting of stockholders on May 3, 1999:


   Name                                      Age         Occupation            Term of Office
----------                                   ---         ----------            --------------

Angel Docobo, M.D.**                          43         Physician                4 years
N. Bruce Edgerton, M.D.*                      52         Physician                4 years
Wilfred Idsten, M.D.***                       45         Physician                1 year


-----------------

*   non-surgery specialties
**  surgery specialties
*** Hospital based

         None of the directors (present or nominated) or officers of the Company are related by blood, marriage or adoption.

         Anthony Brannan, M.D., age 45, received his M.D. degree from Vanderbilt University School of Medicine. Since 1986, Dr. Brannan has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Brannan also is a Director of the PHO, a Director of SJHHS, a limited partner in the Same-Day Surgery Center Partnership and a holder of a provider contract with SJP.

         Norman Castellano, M.D., age 52, received his M.D. degree from the University of Guadalajara. Since 1978, Dr. Castellano has been engaged in the private practice of medicine in Tampa, Florida, specializing in internal medicine. Dr. Castellano also is a Director of the PHO, a Director SJHHS and a holder of a provider contract with SJP.

         Angel Docobo, M.D., age 43, received his M.D. degree from the University of South Florida. Since 1985, Dr. Docobo has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Docobo is a holder of a provider contract with SJP.

         N. Bruce Edgerton, M.D., age 52, received his M.D. degree from the University of Florida. Since 1978, Dr. Edgerton has engaged in the private practice of medicine in Tampa, Florida, specializing in gastroenterology. Dr. Edgerton also is a Director of the PHO, a Director of SJHHS and a holder of a provider contract with SJP.

         Lane France, M.D., age 60, received his M.D. degree from Temple University. Since 1971, Dr. France has engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. Dr. France also is a Director of SJP and a holder of a provider contract with SJP.

         Wilfred Idsten, M.D., age 45, received his M.D. degree from the University of Southern California. Since 1987, Dr. Idsten has been engaged in the private practice of medicine in Tampa, Florida, specializing in emergency medicine. Dr. Idsten is a holder of a provider contract with SJP.

         Bill Luria, M.D., age 52, received his M.D. degree from the Far Eastern University in the Philippines. Since 1985, Dr. Luria has engaged in the private practice of medicine in Tampa, Florida, specializing in plastic surgery. Dr. Luria also is a Director of the PHO and a holder of a provider contract with SJP.

         Benedict S. Maniscalco, M.D., age 57, received his M.D. degree from Duke University. Since 1976, Dr. Maniscalco has engaged in the private practice of medicine in Tampa, Florida, specializing in cardiology. Dr. Maniscalco also is a Director of the PHO and a holder of a provider contract with SJP.

         Allen Miller,. M.D., age 49, received his M.D. degree from McGill University. Since 1979, Dr. Miller has been engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Miller also is a Director of SJHHS and is a holder of a provider contract with SJP.

         Michael Wasylik, M.D., age 56, received his M.D. degree from Ohio State University. Since 1975, Dr. Wasylik has engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Wasylik is a holder of a provider contract with SJP.

         Michael Westbury, M.D., age 46, received his M.D. degree from the University of Florida. Since 1991, Dr. Westbury has engaged in the private practice of medicine in Tampa, Florida, specializing in anesthesiology. Dr. Westbury is a holder of a provider contract with SJP.


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


   Title of              Name of Beneficial                     Amount and Nature of                  Percent
     Class                     Owner                            Beneficial Ownership                 of Class
   --------              ------------------                     --------------------                 --------

Common Stock            Anthony Brannan, M.D.                          1 Share                           *
Common Stock            Norman Castellano, M.D.                        1 Share                           *
Common Stock            Angel Docobo, M.D.**                           1 Share                           *
Common Stock            N. Bruce Edgerton, M.D.**                      1 Share                           *
Common Stock            F. Lane France, M.D.                           1 Share                           *
Common Stock            Wilfred Idsten, M.D.**                         1 Share                           *
Common Stock            Bill Luria, M.D.                               1 Share                           *
Common Stock            Benedict S. Maniscalco, M.D.                   1 Share                           *
Common Stock            Allen Miller, M.D.                             1 Share                           *
Common Stock            Michael Wasylik, M.D.                          1 Share                           *
Common Stock            Michael Westbury, M.D.                         1 Share                           *

                                                                     11 Shares                        2.66%

-----------------

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

             Financial Statements of Issuer

             - Report of Ernst & Young LLP dated March 3, 1999, as to the financial statements of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1998 and 1997.

             - Balance Sheets of St. Joseph's Physician Associates, Inc. as of December 31, 1998 and 1997.

             - Statements of Operations of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1998 and 1997.

             - Statements of Changes in Stockholders' Equity of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1998 and 1997.

             - Statements of Cash Flows of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1998 and 1997.

             -  Notes to Financial Statements.

         Consolidated Financial Statements of St. Joseph's Physicians-Healthcenter Organization, Inc., an entity 50% or less owned by issuer.


             - Report of Ernst & Young LLP dated March 3, 1999, as to the Consolidated Financial Statements of St. Joseph's
                Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1998 and 1997.

             -  Consolidated Balance Sheets of St. Joseph's
                Physicians-Healthcenter Organization, Inc. as of December 31, 1998 and 1997.

             - Consolidated Statements of Operations of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1998 and 1997.

             - Consolidated Statements of Changes in Stockholders' Equity of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1998 and 1997.

             - Consolidated Statements of Cash Flows of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1998 and 1997.

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


ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


By: /s/ Anthony Brannan, M.D.                                     4/13/99
   ------------------------------------------               -------------------
   ANTHONY BRANNAN, M.D., President, Director                              Date

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Anthony Brannan, M.D.                                     4/13/99
   ------------------------------------------               -------------------
   ANTHONY BRANNAN, M.D., President, Director                              Date


By: /s/ Norman Castellano, M.D.                                   4/13/99
   ------------------------------------------               -------------------
   NORMAN CASTELLANO, M.D., Chairman, Director                             Date
   (principal executive officer)


By: /s/ N. Bruce Edgerton, M.D.                                   4/13/99
   ------------------------------------------               -------------------
   N. BRUCE EDGERTON, M.D., Secretary, Director                            Date


By: /s/ F. Lane France, M.D.                                      4/13/99
   ------------------------------------------               -------------------
   F. LANE FRANCE, M.D., Director                                          Date


By: /s/ Bill Luria, M.D.                                          4/15/99
   ------------------------------------------               -------------------
   BILL LURIA, M.D., Treasurer, Director                                   Date
   (principal financial and accounting officer)


By:
   ------------------------------------------               -------------------
   BENEDICT S. MANISCALCO, M.D., Director                                  Date

By: /s/ Allen Miller, M.D.                                        4/13/99
   ------------------------------------------               -------------------
   ALLEN MILLER, M.D., Vice President, Director                            Date


By:
   ------------------------------------------               -------------------
   MICHAEL WASYLIK, M.D., Director                                        Date


By:
   ------------------------------------------               -------------------
   MICHAEL WESTBURY, M.D., Director                                        Date

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

For the fiscal year ended December 31, 1998      Commission File No. 33-22011-A

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                               INDEX TO EXHIBITS


Exhibit
Number     Item
-------    ----

  27       Financial Data Schedule (For SEC Use Only)


                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

                       Consolidated Financial Statements

                     Years ended December 31, 1998 and 1997




                                    CONTENTS


Report of Independent Auditors............................................ 1

Audited Consolidated Financial Statements

Consolidated Balance Sheets............................................... 2
Consolidated Statements of Operations..................................... 3
Consolidated Statements of Changes in Stockholders' Equity................ 4
Consolidated Statements of Cash Flows..................................... 5
Notes to Consolidated Financial Statements................................ 6


              Report of Independent Certified Public Accountants

Board of Directors
St. Joseph's Physicians-Healthcenter Organization, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of St. Joseph's Physicians-Healthcenter Organization, Inc. and subsidiaries (Organization) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physicians-Healthcenter Organization, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Tampa, Florida
March 3, 1999

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                              DECEMBER 31
                                                                   1998                         1997
                                                                 --------                     --------
ASSETS
Current assets:
    Cash and cash equivalents                                    $286,789                     $158,678
    Accounts receivable                                            54,550                       26,200
    Distributions receivable                                       38,971                       35,418
    Income tax receivable                                          35,993                       73,885
    Prepaid insurance                                               6,721                       11,445
    Due from affiliated organizations                                   -                        3,817
                                                                 --------                     --------
Total current assets                                              423,024                      309,443

Equity investment in Surgery Center                               100,844                      106,013
Other investments                                                  52,000                       72,575
Deferred income taxes                                              67,903                       53,161
                                                                 --------                     --------
Total assets                                                     $643,771                     $541,192
                                                                 ========                     ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                        $ 20,091                     $ 17,241
    Membership fees deposits                                        4,050                       13,500
    Due to affiliated organizations                               122,722                       99,485
                                                                 --------                     --------
Total current liabilities                                         146,863                      130,226

Stockholders' equity:
    Common stock, $1 par value, 5,000 shares
      authorized, issued and outstanding                            5,000                        5,000
    Additional paid-in capital                                     95,000                       95,000
    Retained earnings                                             396,908                      310,966
                                                                 --------                     --------
Total stockholders' equity                                        496,908                      410,966
                                                                 --------                     --------
Total liabilities and stockholders' equity                       $643,771                     $541,192
                                                                 ========                     ========





See accompanying notes.

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

                     Consolidated Statements of Operations


                                                               YEAR ENDED DECEMBER 31
                                                         1998                         1997
                                                       --------                     --------
Revenues:
    Membership fees                                    $139,800                     $ 44,300
    Access fees                                          34,973                        7,803
    Equity in earnings of Surgery Center               78,190                       87,617
    Investment and other income                          49,145                       42,330
                                                       --------                     --------
Total revenues                                          302,108                      182,050

Expenses:
    General and administrative                          161,005                      220,620
    Professional fees                                    32,032                       43,480
                                                       --------                     --------
Total expenses                                          193,037                      264,100
                                                       --------                     --------
Income (loss) before income taxes                       109,071                      (82,050)

Provision for income taxes                               23,129                        6,535
                                                       --------                     --------
Net income (loss)                                      $ 85,942                     $(88,585)
                                                       ========                     ========




See accompanying notes.

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity


                                                                  $20 PAR VALUE
                                          $1 PAR VALUE            6% CUMULATIVE
                                          COMMON STOCK           PREFERRED STOCK         ADDITIONAL
                                      ---------------------------------------------       PAID-IN        RETAINED
                                      SHARES       AMOUNT      SHARES      AMOUNT         CAPITAL        EARNINGS       TOTAL
                                      ------       ------      ------     ---------       -------        --------     ---------

Balance at January 1, 1997             5,000       $5,000       6,250     $ 125,000       $95,000        $400,176     $ 625,176
    Redemption of
        preferred stock                    -            -      (6,250)     (125,000)            -               -      (125,000)
    Dividends declared on
        preferred stock                    -            -           -             -             -            (625)         (625)
    Net loss for the year ended
        December 31, 1997                  -            -           -             -             -         (88,585)      (88,585)
                                       -----       ------      ------     ---------       -------        --------     ---------
Balance at December 31, 1997           5,000        5,000           -             -        95,000         310,966       410,966
    Net income for the year ended
        December 31, 1998                  -            -           -             -             -          85,942        85,942
                                       -----       ------      ------     ---------       -------        --------     ---------
Balance at December 31, 1998           5,000       $5,000           -     $       -       $95,000        $396,908     $ 496,908
                                       =====       ======      ======     =========       =======        ========     =========





See accompanying notes.

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                                                YEAR ENDED DECEMBER 31
                                                                                           1998                         1997
                                                                                        ---------                    ---------
OPERATING ACTIVITIES
Net income (loss)                                                                       $  85,942                    $ (88,585)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Equity in earnings of limited partnership                                         (78,190)                     (87,617)
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                                (28,350)                     (13,400)
           (Increase) decrease in distributions receivable                                 (3,553)                       1,818
           Decrease (increase) in income tax receivable                                    37,892                      (73,885)
           Decrease (increase) in prepaid insurance                                         4,724                      (11,445)
           Decrease (increase) in due from affiliated organizations                         3,817                       (3,817)
           Decrease in other current assets                                                     -                       19,810
           (Increase) decrease in deferred income taxes                                   (14,742)                      55,442
           Increase (decrease) in accounts payable and accrued expenses                     2,850                      (15,204)
           Decrease in income taxes payable                                                     -                      (39,072)
           Decrease in membership fees deposits                                            (9,450)                      (1,500)
           Increase in due to affiliated organizations                                     23,237                       81,429
                                                                                        ---------                    ---------
Net cash provided by (used in) operating activities                                        24,177                     (176,026)

INVESTING ACTIVITIES
Sale (purchase) of other investments                                                       20,575                      (20,575)
Distributions received from limited partnerships                                           83,359                       80,026
                                                                                        ---------                    ---------
Net cash provided by investing activities                                                 103,934                       59,451

FINANCING ACTIVITIES
Redemption of preferred stock                                                                   -                     (125,000)
Dividends paid                                                                                  -                      (59,375)
                                                                                        ---------                    ---------
Net cash used in financing activities                                                           -                     (184,375)
                                                                                        ---------                    ---------

Increase (decrease) in cash and cash equivalents                                          128,111                     (300,950)
Cash and cash equivalents at beginning of year                                            158,678                      459,628
                                                                                        ---------                    ---------
Cash and cash equivalents at end of year                                                $ 286,789                    $ 158,678
                                                                                        =========                    =========




See accompanying notes.

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1998


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

St. Joseph's Physicians-Healthcenter Organization, Inc. and subsidiaries (the Company) is organized as a Florida corporation for the purpose of engaging directly or indirectly in health care related ventures.

The Company is the managing general partner of St. Joseph's Same-Day Surgery Center, Ltd. (the Surgery Center), a Florida limited partnership formed to develop and operate an outpatient surgery center. The Company has a four percent (4%) partnership interest in the Surgery Center.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, St. Joseph's Preferred, Inc. (SJP), a preferred provider network formed to negotiate fee-for-service products with self-insured employers, health insurance plans and other preferred provider networks, and St. Joseph's Health Network, Inc. (SJHN), a physician-hospital organization, formed to negotiate at-risk products with managed care organizations on behalf of its membership. To date, SJHN has not executed any at-risk products. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

USE OF ESTIMATES

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

EQUITY INVESTMENT IN SURGERY CENTER

The Company accounts for its 4% investment in the Surgery Center under the equity method due to the Company's ability to exercise significant influence over the limited partnership. Accordingly, this investment has been stated in the accompanying consolidated balance sheets at the cost of acquisition plus the Company's equity in the Surgery Center's undistributed earnings or losses since acquisition through December 31, 1998 and 1997, respectively. None of the assets or liabilities of the Surgery Center are included in the consolidated balance sheets except to the

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

extent of the Company's interests in the underlying net assets of the Surgery Center. The Company's earnings resulting from its proportionate shares of the Surgery Center's revenue and expenses are included in equity in earnings of the Surgery Center in the consolidated statements of operations.

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

MEMBERSHIP FEES

Membership fees represent amounts paid by physicians participating in SJHN. These amounts are recognized as revenue upon approval of the respective physician's membership in SJHN by its board of directors. In addition, upon board approval, St. Joseph's Hospital (see Note 7) pays an additional membership fee equaling that of the new member physician. Amounts included in membership fees deposits are from physicians pending board approval.

ACCESS FEES

Access fees consist of amounts paid by self-insured employers for network access. Access fees are charged on a monthly basis and recognized as revenue during the month the member has access to the network.

ACCOUNTS RECEIVABLE

Accounts receivable represents amounts due from physicians and St. Joseph's Hospital for membership fees.

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation. These reclassifications had no effect on net loss as previously reported.

2.  PREFERRED STOCK

The outstanding 6,250 shares of preferred stock of the Company, together with all declared and unpaid dividends through January 31, 1997, was redeemed through the payment of $184,375 by the Company on February 6, 1997 ($125,000 for the 6,250 shares of preferred stock and $59,375 in unpaid dividends).

3.  EQUITY INVESTMENT IN SURGERY CENTER

A summary of the changes in the Company's equity investment in the Surgery Center is presented below:


                                                                           YEAR ENDED DECEMBER 31
                                                                      1998                        1997
                                                                    --------                    --------

        Balance at January 1                                        $106,013                    $ 98,422
        Equity in earnings of limited partnership for
            the year ended December 31                                78,190                      87,617
        Distributions received                                       (83,359)                    (80,026)
                                                                    --------                    --------
        Balance at December 31                                      $100,844                    $106,013
                                                                    ========                    ========


                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


3.  EQUITY INVESTMENT IN SURGERY CENTER (CONTINUED)

The condensed balance sheets and related statements of income of the Surgery Center are as follows:


                                                                          YEAR ENDED DECEMBER 31
                                                                     1998                        1997
                                                                  ----------                  ----------

         Assets:
             Current assets                                       $2,975,822                  $3,620,760
             Noncurrent assets                                       613,019                     608,827
                                                                  ----------                  ----------
         Total assets                                             $3,588,841                  $4,229,587
                                                                  ==========                  ==========

         Liabilities and partners' equity:
             Current liabilities                                  $1,041,621                  $1,374,866
             Long-term debt, less current portion                     11,703                     186,203
             Partners' equity                                      2,535,517                   2,668,518
                                                                  ----------                  ----------
         Total liabilities and partners' equity                   $3,588,841                  $4,229,587
                                                                  ==========                  ==========


                                                                          YEAR ENDED DECEMBER 31
                                                                     1998                         1997
                                                                  ----------                  ----------


         Revenues and nonoperating gains                          $8,977,151                  $9,183,166
         Expenses                                                  7,022,821                   7,000,245
                                                                  ----------                  ----------
         Net income                                               $1,954,330                  $2,182,921
                                                                  ==========                  ==========


4.  OTHER INVESTMENTS

During 1998 and 1997, the Company acquired certain limited partnership units in the Surgery Center under the Company's right of first refusal as managing partner. As of December 31, 1998, the Company owned one and one-half limited partnership units, a 1.8% interest. As of December 31, 1997, the Company owned one and three-quarters limited partnership units, a 2.1% interest. These investments of $52,000 and $72,575 at December 31, 1998 and 1997, respectively, are presented as other noncurrent investments, since management has not actively marketed these limited partnership units and will likely hold them beyond one year. Distributions

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4.  OTHER INVESTMENTS (CONTINUED)

are recorded as income when declared and included in investment and other income. The difference between accounting for these investments at cost rather than under the equity method is not material to net income or the financial position of the Company.

5.  INCOME TAXES

The combined federal and state income tax provision consists of the following components:


                                                                          YEAR ENDED DECEMBER 31
                                                                     1998                        1997
                                                                   -------                     -------
        Current:
            Federal                                                $     -                     $(1,857)
            State                                                        -                        (318)
        Deferred taxes:
            Federal                                                 19,382                       7,437
            State                                                    3,747                       1,273
                                                                   -------                     -------
        Provision for income taxes                                 $23,129                     $ 6,535
                                                                   =======                     =======



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                          YEAR ENDED DECEMBER 31
                                                                     1998                        1997
                                                                   -------                     -------

        Total deferred tax liabilities                             $      -                    $      -
        Total deferred tax assets                                   114,636                      99,894
        Total valuation allowance                                   (46,733)                    (46,733)
                                                                   --------                    --------
        Net deferred tax asset                                     $ 67,903                    $ 53,161
                                                                   ========                    ========


                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


5.  INCOME TAXES (CONTINUED)

Components of the Company's deferred tax assets result primarily from differences in the basis of investments in partnership interest for financial and tax reporting purposes, net operating loss carryforwards, as well as deferred expenses on investments in SJHN. The total valuation allowance did not change during the year ended December 31, 1998. Net operating losses begin to expire in 2012.

The Company did not pay income tax in 1998 and paid income tax of $36,000 in 1997.

6.  COMMITMENTS AND CONTINGENCIES

As the managing general partner, the Company is contingently liable for all liabilities of the Surgery Center.

7.  RELATED-PARTY TRANSACTIONS

The Company is 50% owned by St. Joseph's Enterprises, Inc., an affiliate of St. Joseph's Health Care Center, Inc. (the Center). Effective July 1, 1997, the Center became a member of BayCare Health System, Inc. (BayCare) through the execution of a joint operating agreement. The Center provides administrative and accounting support to the Company. Amounts assessed for this support by the Center are included in the consolidated statements of operations in general and administrative expenses. The Company paid $125,967 and $173,324 for this support in 1998 and 1997, respectively. Membership fees and access fees revenue from St. Joseph's Hospital, a controlled affiliate of the Center, totaled $104,873 and $22,150 in 1998 and 1997, respectively.

All physician limited partners in the Surgery Center are also stockholders in St. Joseph's Physician Associates, Inc. (SJPA), which is the other 50% owner of the Company.

8.  IMPACT OF THE YEAR 2000--UNAUDITED

The Company derives certain of its revenue from its equity ownership in the Surgery Center and receives administrative support from the Center. BayCare is coordinating Year 2000 remediation efforts on behalf of the Surgery Center and the Center. BayCare has determined that it will be required to modify or replace certain portions of its software, hardware, and patient care

                      St. Joseph's Physicians-Healthcenter
                      Organization, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


8.  IMPACT OF THE YEAR 2000--UNAUDITED (CONTINUED)

equipment so that its systems and equipment will function properly with respect to dates in the year 2000 and thereafter. Affected systems may include clinical and biomedical instrumentation and equipment used within BayCare for purposes of direct or indirect patient care such as imaging, laboratory, pharmacy, and respiratory devices; cardiology measurement and support devices; emergency care devices (including monitors, defibrillators, dialysis equipment, and ventilators); operating room equipment (including lasers, transfusion equipment, anesthesia equipment, and pumps); automated implants and/or the devices used to program them; and general patient care devices (including telemetry and endoscopy equipment and IV pumps). BayCare will utilize both internal and external resources to reprogram, or replace, and test the software and patient care equipment for Year 2000 readiness. The total cost to BayCare of the Year 2000 project is estimated at $21,000,000. The purchase of new software and patient care equipment of approximately $20,000,000 will be capitalized and $1,000,000 will be expensed as incurred. The Year 2000 project costs will be allocated among the participants of BayCare. The Center anticipates that its allocation of Year 2000 project costs will be approximately $10,600,000, of which a portion will be allocated to the Surgery Center. Management does not expect this allocation to have a material effect on the results of operations of the Surgery Center or the Company. To date, BayCare has expended approximately $1,200,000 related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and equipment, and systems modifications. BayCare expects to complete Year 2000 modifications and be Year 2000 compliant by December 31, 1999.

The costs of the Year 2000 project and the date on which BayCare believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. BayCare's, the Surgery Center's and the Company's operating results could be materially impacted if actual costs of the Year 2000 project are significantly higher than management estimates or if the systems and equipment of BayCare or those of other companies on which it relies are not compliant in a timely manner.

                    St. Joseph's Physician Associates, Inc.

                              Financial Statements


                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors............................................. 1

Audited Financial Statements

Balance Sheets............................................................. 2
Statements of Operations................................................... 3
Statements of Changes in Stockholders' Equity.............................. 4
Statements of Cash Flows................................................... 5
Notes to Financial Statements.............................................. 6


              Report of Independent Certified Public Accountants


Board of Directors
St. Joseph's Physician Associates, Inc.

We have audited the accompanying balance sheets of St. Joseph's Physician Associates, Inc. (the Company) as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physician Associates, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Tampa, Florida
March 3, 1999

                    St. Joseph's Physician Associates, Inc.

                                 Balance Sheets


                                                                                     DECEMBER 31
                                                                          1998                         1997
                                                                       ----------                   ----------
ASSETS
Current assets:
    Cash and cash equivalents                                          $1,202,252                   $1,150,633
    Distribution receivable from limited partnership
      investments                                                          40,315                       36,640
    Prepaid expenses                                                        6,521                        6,375
                                                                       ----------                   ----------
Total current assets                                                    1,249,088                    1,193,648

Equity investments                                                        248,454                      195,220
Other investments                                                          20,000                       20,000
                                                                       ----------                   ----------
Total assets                                                           $1,517,542                   $1,408,868
                                                                       ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                                   $   28,998                   $   20,757
    Due to related party                                                    8,276                          641
    Income taxes payable                                                   35,340                       28,340
                                                                       ----------                   ----------
Total current liabilities                                                  72,614                       49,738

Deferred income taxes                                                      39,771                       21,988

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares authorized;
      415 shares at December 31, 1998 and 428 shares at
      December 31, 1997 issued and outstanding                                415                          428
    Common stock subscribed, 2 shares at December 31,
      1998 and 3 shares at December 31, 1997                                    2                            3
    Subscriptions receivable                                               (2,300)                      (4,500)
    Additional paid-in capital                                            654,526                      698,101
    Retained earnings                                                     752,514                      643,110
                                                                       ----------                   ----------
Total stockholders' equity                                              1,405,157                    1,337,142
                                                                       ----------                   ----------
Total liabilities and stockholders' equity                             $1,517,542                   $1,408,868
                                                                       ==========                   ==========



See accompanying notes.

                    St. Joseph's Physician Associates, Inc.

                            Statements of Operations



                                                                               YEAR ENDED DECEMBER 31
                                                                          1998                         1997
                                                                        ---------                   ----------

Revenues:
    Distribution income                                                 $125,040                     $120,040
    Equity in net earnings of investees                                   42,971                        2,763
                                                                        --------                    ---------
                                                                         168,011                      122,803
Expenses:
    Salary                                                                40,000                       40,000
    General and administrative                                           111,186                       81,622
                                                                        --------                    ---------
Operating income                                                          16,825                        1,181

Interest income                                                           54,687                       30,449
Loss on impairment of equity investment                                        -                     (200,410)
                                                                        --------                    ---------
Income (loss) before income taxes                                         71,512                     (168,780)

Provision (benefit) for income taxes                                      30,371                      (24,000)
                                                                        --------                    ---------
Net income (loss)                                                       $ 41,141                    $(144,780)
                                                                        ========                    =========

Net income (loss) per common share--basic and diluted                   $     96                    $    (333)
                                                                        ========                    =========

Weighted average shares outstanding and subscribed                           428                          435
                                                                        ========                    =========



See accompanying notes.

                    St. Joseph's Physician Associates, Inc.

                 Statements of Changes in Stockholders' Equity



                                                          COMMON                         ADDITIONAL
                                        COMMON STOCK       STOCK       SUBSCRIPTIONS       PAID-IN        RETAINED
                                      SHARES    AMOUNT   SUBSCRIBED     RECEIVABLE        CAPITAL         EARNINGS         TOTAL
                                      ------    ------   ----------    -------------     ----------      ----------     ----------

Balance at January 1, 1997             $426      $426       $ 7          $(11,600)        $704,975        $ 787,890     $1,481,698
    Sale and subscription of
      common stock                       13        13        (3)            5,100           34,490                -         39,600
    Redemption of common stock
                                        (11)      (11)       (1)            2,000          (41,364)               -        (39,376)
    Net loss                              -         -         -                 -                -         (144,780)      (144,780)
                                       ----      ----       ---          --------          -------        ---------      ---------

Balance at December 31, 1997
                                        428       428         3            (4,500)         698,101          643,110      1,337,142
    Sale and subscription of
      common stock                        1         1        (1)            2,200                -                -          2,200
    Redemption of common stock
                                        (14)      (14)        -                 -          (43,575)               -        (43,589)
    Adjustment to carrying value
      of investment, net of taxes         -         -         -                 -                -           68,263         68,263
    Net income                            -         -         -                 -                -           41,141         41,141
                                       ----      ----       ---          --------          -------        ---------      ---------
Balance at December 31, 1998
                                       $415      $415       $ 2          $ (2,300)        $654,526        $ 752,514     $1,405,157
                                       ====      ====       ===          ========         ========        =========     ==========




See accompanying notes.

                    St. Joseph's Physician Associates, Inc.

                            Statements of Cash Flows


                                                                   YEAR ENDED DECEMBER 31
                                                              1998                         1997
                                                           ----------                   ----------
OPERATING ACTIVITIES
Net income (loss)                                          $   41,141                   $ (144,780)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
        Equity in net earnings of investees                   (42,971)                      (2,763)
        Distribution income                                   125,040)                    (120,040)
        Loss on impairment of equity investment                     -                      200,410
        Deferred income taxes                                 (24,217)                     (56,338)
        Changes in operating assets and liabilities:
           Prepaid expenses                                      (146)                         291
           Income taxes receivable                                  -                        6,379
           Accrued expenses                                     8,241                       (3,221)
           Due to related party                                 7,635                          641
           Income taxes payable                                 7,000                       28,340
                                                           ----------                   ----------
Net cash used in operating activities                        (128,357)                     (91,081)

INVESTING ACTIVITIES
Dividends from equity investments                                   -                      350,000
Proceeds from sale of equity investment                       100,000                            -
Distributions received                                        121,365                      121,920
                                                           ----------                   ----------
Net cash provided by investing activities                     221,365                      471,920

FINANCING ACTIVITIES
Proceeds from sale of common stock                              2,200                       39,600
Redemption of common stock                                    (43,589)                     (39,376)
                                                           ----------                   ----------
Net cash (used in) provided by financing activities           (41,389)                         224
                                                           ----------                   ----------
Increase in cash and cash equivalents                          51,619                      381,063
Cash and cash equivalents at beginning of year              1,150,633                      769,570
                                                           ----------                   ----------
Cash and cash equivalents at end of year                   $1,202,252                   $1,150,633
                                                           ==========                   ==========




See accompanying notes.

                    St. Joseph's Physician Associates, Inc.

                         Notes to Financial Statements

                               December 31, 1998


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

St. Joseph's Physician Associates, Inc. (the Company) was organized on November 20, 1987 to establish and operate an association of qualified physicians and engage directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (PHO) for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The Company earns equity in the net earnings of the PHO at 50% of the PHO's earnings. The PHO was organized for the purpose of engaging directly or indirectly in health care related ventures.

In June 1989, the Company acquired 4,000 shares of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services (HHC) for $10 per share. The 4,000 shares represent 50% of the outstanding common stock of HHC. On January 5, 1998, the Company sold its 4,000 shares of HHC to St. Joseph's Ancillary Services, Inc. for $100,000. The investment in HHC was sold for a price that was lower than the carrying amount of the equity investment in HHC at December 31, 1997. As a result, the equity investment in HHC was written down by $200,410 in 1997, to properly reflect its fair value at December 31, 1997.

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

                    St. Joseph's Physician Associates, Inc.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUITY INVESTMENTS

The Company accounts for its investments in the PHO, and HHC through January 5, 1998, on the equity method. Accordingly, these investments have been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition. None of the assets or liabilities of the investments are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The excess of the cost of acquisition of the investment in HHC over the Company's interest in the underlying net liabilities at the date of acquisition was $84,264 and has been amortized as a component of equity in net earnings of investees over 40 years. The unamortized portion of the excess of $66,362 was written off and is included in loss on impairment of equity investment for the year ended December 31, 1997.

OTHER INVESTMENTS

The Company owns five limited partnership units, a 6% interest, in St. Joseph's Same-Day Surgery Center, Ltd. (the Surgery Center). Management has not actively marketed these partnership units and intends to hold them beyond one year. Accordingly, this investment is presented as noncurrent, other investments. The investment is accounted for at cost due to the limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions from the Surgery Center are recorded as income when declared and reported as distribution income.

SUBSCRIPTIONS RECEIVABLE

Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments during 1999.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

                    St. Joseph's Physician Associates, Inc.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INCOME PER COMMON SHARE

Income per common share is based upon the weighted average number of common shares outstanding during the period.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation. These reclassifications had no effect on net loss as previously reported.

2.  EQUITY INVESTMENTS

A summary of the changes in equity investments is presented below:


                                                                           HHC                PHO              TOTAL
                                                                        ---------           --------         ---------

        Balance at January 1, 1997                                      $ 605,100           $137,767         $ 742,867
            Equity in net earnings (losses) of investees                   45,310            (42,547)            2,763
            Loss on impairment of equity investment                      (200,410)                 -          (200,410)
            Dividend received                                            (350,000)                 -          (350,000)
                                                                        ---------           --------         ---------
        Balance at December 31, 1997                                      100,000             95,220           195,220
            Equity in net earnings of investees                                 -             42,971            42,971
            Adjustment to carrying value of investment
                                                                                -            110,263           110,263
            Sale of equity investment                                    (100,000)                 -          (100,000)
                                                                        =========           ========         =========
        Balance at December 31, 1998                                    $       -           $248,454         $ 248,454
                                                                        =========           ========         =========

                    St. Joseph's Physician Associates, Inc.

2.  EQUITY INVESTMENTS (CONTINUED)

Through January 31, 1997, the PHO had 6,250 preferred shares outstanding and the Company had a 22.22% equity ownership of the PHO. Upon redemption of the 6,250 preferred shares by the PHO on January 31, 1997, the Company's equity ownership of the PHO increased to 50%. Due to the net loss of the PHO of $88,585 for the year ended December 31, 1997 and the uncertainty as to the PHO's future earnings, the Company did not adjust the carrying amount of its investment in the PHO in 1997 to reflect the Company's 50% equity ownership interest. In 1998, the Company determined that the PHO's earnings capacity as demonstrated by the PHO's net income of $85,942 for the year ended December 31, 1998 was sufficient to justify adjusting the carrying amount of the Company's investment in the PHO. Accordingly, the carrying amount of the Company's investment in the PHO was increased by $110,263 to properly reflect its 50% equity ownership and a deferred tax liability of $42,000 was recorded due to the difference between the financial reporting and tax basis of the investment which resulted in an increase in retained earnings of $68,263.

The condensed balance sheets of the equity investees are as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                              1998                         1997
                                                           ----------                   ----------

        PHO
        Assets:
            Current assets                                 $423,024                    $  309,443
            Noncurrent assets                               220,747                       231,749
                                                           --------                    ----------

        Total assets                                       $643,771                    $  541,192
                                                           ========                    ==========


        Liabilities and stockholders' equity:
            Current liabilities                            $146,863                    $  130,226
            Stockholders' equity                            496,908                       410,966
                                                           --------                    ----------
        Total liabilities and stockholders' equity         $643,771                    $  541,192
                                                           ========                    ==========

        HHC
        Assets:
            Current assets                                 $      -                    $1,516,114
            Noncurrent assets                                     -                         2,374
                                                           --------                    ----------
        Total assets                                       $      -                    $1,518,488
                                                           ========                    ==========
        Liabilities and stockholders' equity:
            Current liabilities                            $      -                    $  801,591
            Long-term liabilities                                 -                       248,799
            Stockholders' equity                                  -                       468,098
                                                           --------                    ----------
        Total liabilities and stockholders' equity         $      -                    $1,518,488
                                                           ========                    ==========


                    St. Joseph's Physician Associates, Inc.

2.  EQUITY INVESTMENTS (CONTINUED)

The condensed statements of operations of the equity investees are as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                              1998                         1997
                                                           --------                     -----------

        PHO
        Revenues                                           $302,108                     $   182,050
        Expenses                                            193,037                        (264,100)
                                                           --------                     -----------
                                                            109,071                         (82,050)
        Provision for income taxes                           23,129                           6,535
                                                           --------                     -----------
        Net income (loss)                                  $ 85,942                     $   (88,585)
                                                           ========                     ===========

        HHC
        Revenues                                           $      -                     $ 2,998,416
        Expenses                                                  -                      (2,832,248)
                                                           --------                     -----------
                                                                  -                         166,168
        Provision for income taxes                                -                          71,333
                                                           --------                     -----------
        Net income                                         $      -                     $    94,835
                                                           ========                     ===========


3.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                   YEAR ENDED DECEMBER 31
                                                              1998                         1997
                                                           ----------                    --------

        Current:
            Federal                                        $ 49,051                      $ 27,000
            State                                             5,920                         5,000
        Deferred:
            Federal                                         (21,955)                      (48,000)
            State                                            (2,645)                       (8,000)
                                                           --------                      --------

        Provision for income taxes (benefit)               $ 30,371                      $(24,000)
                                                           ========                      ========


                    St. Joseph's Physician Associates, Inc.

3.  INCOME TAXES (CONTINUED)

The differences between the federal income tax rate and the Company's effective income tax rate are as follows:


                                                                   YEAR ENDED DECEMBER 31
                                                             1998                          1997
                                                             ----                         ------

        Federal income tax at statutory rate                 34.0%                        (34.0)%
        State income taxes, net of federal income
            tax benefit                                       3.6                          (3.6)
        Effect of permanent differences                         -                          23.4
        Other                                                 5.0                             -
                                                             ----                         -----
                                                             42.6%                        (14.2)%
                                                             ====                         =====



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                         DECEMBER 31
                                                              1998                         1997
                                                            --------                     --------

        Deferred tax assets:
          Difference in basis of investments in
            limited partnership interests between
            financial and tax reporting                     $ 36,708                     $110,000
            Other                                                  -                        1,012
                                                            --------                     --------
        Total deferred tax assets                             36,708                      111,012

        Deferred tax liabilities:
          Investments accounted for under equity
            method for financial accounting purposes          76,479                      133,000
                                                            --------                     --------
        Total deferred tax liabilities                        76,479                      133,000
                                                            --------                     --------
        Net deferred tax asset (liability)                  $(39,771)                    $(21,988)
                                                            ========                     ========

The Company paid income taxes of approximately $32,000 and $19,000 in 1998 and 1997, respectively.

                    St. Joseph's Physician Associates, Inc.

4.  RELATED PARTY TRANSACTIONS

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc. St. Joseph's Hospital, Inc. is a controlled affiliate of St. Joseph's Health Care Center, Inc. (the Center). Prior to February 1, 1997, the Center provided administrative support to the Company at no charge. Effective February 1, 1997, the Center charged the Company for administrative support and direct costs (i.e., food charges, printing, etc.). The Company paid $966 and $1,954 for these services for the years ended December 31, 1998 and 1997, respectively. The Company paid $2,001 and $1,839 to the Center for rental of facilities for the years ended December 31, 1998 and 1997, respectively.

All limited partner investors in the PHO's ventures are investors in the Company. Additionally, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

St. Joseph's Enterprises, Inc. and St. Joseph's Ancillary Services, Inc., both affiliates of the Center, own 50% and 100% of the outstanding common stock of the PHO and HHC, respectively.

5.  SUBSEQUENT EVENT

On March 3, 1999, the Company purchased approximately 3% of the common stock of Entrusted Health Management Services, Inc. (EHMS) for $100,000. EHMS is a development stage enterprise that was organized to manage and administer health benefit arrangements for self-insured employers. EHMS is expected to commence operations on or about June 1, 1999. Certain stockholders of the Company are also stockholders of EHMS.

6.  IMPACT OF YEAR 2000--UNAUDITED

The year 2000 presents a problem for computer software and hardware that were not designed to handle dates beyond the year 1999 (Year 2000 issue). The Company is aware of the Year 2000 issue and is in the process of assessing the consequences of the Year 2000 issue on the Company's business, results of operations and financial condition.

The Company does not have any information technology (IT) systems and has not identified any non-IT systems such as equipment with embedded chips. All of the Company's administrative support services are provided by third parties and the Company expects these third parties to be Year 2000 compliant.

                    St. Joseph's Physician Associates, Inc.

6.  IMPACT OF YEAR 2000--UNAUDITED (CONTINUED)

The Company derives the majority of its revenues from its equity ownership in the PHO and its limited partnership units in the Surgery Center. The Company has contacted representatives of the PHO and the Surgery Center in order to verify their Year 2000 readiness. The PHO and the Surgery Center have completed the risk assessment phase and are in the process of upgrading or replacing systems and equipment found not to be compliant. The PHO and the Surgery Center plan to achieve Year 2000 readiness by December 1999. The failure of the PHO and the Surgery Center to be Year 2000 compliant could have a material impact on the Company's business, results of operations and financial condition.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT").


         The following materials are included herewith and furnished to the Commission for its information:

         (1) One copy of the form of proxy and related materials sent to the registrant's security holders with respect to its 1999 annual meeting of stockholders.

         The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

         No annual report or similar material, other than as furnished herewith, has been sent to the security holders of the registrant with respect to its 1999 annual meeting of stockholders.

St. Joseph's Physician Associates, Inc.
P.O. Box 151526
Tampa, FL 33684-1526




March 25, 1999




Dear Stockholder:

The 1999 Annual Meeting of Stockholders will be held on MONDAY, MAY 3, 1999 AT 6:00 P.M. IN THE MEDICAL ARTS BUILDING AUDITORIUM. For further information, please refer to the enclosed Notice of Annual Meeting. You also will find enclosed, a letter from the Chairman of the Board, Norman Castellano, M.D., and the Nominating Committee's report on its nominations for each directorship to be filled at the Annual Meeting.

Reports will be presented on all 1998 activities of St. Joseph's Physician Associates, Inc. This Annual Meeting is intended to provide an opportunity for all Stockholders to participate in the affairs of the Company. This participation is very important to the future of the Company and the Bylaws ensure that participation is open to all Stockholders. The new Board members will be elected, and soon after the Annual Meeting, new committees will be re-appointed. Please call me if you are interested in serving on a committee.

We look forward to your participation at the meeting. If you are unable to attend, however, please complete the enclosed proxy and return it to us in the enclosed return envelope.

                                         Sincerely,


                                         /s/ Anthony Brannan, M.D.
                                         --------------------------------------
                                             Anthony Brannan, M.D.
                                             President

Enclosures

St. Joseph's Physician Associates, Inc.
P.O. Box 151526
Tampa, FL 33684-1526




March 25, 1999





Dear Stockholder:

One of the purposes of the 1999 Annual Meeting of the Stockholders is to elect three members of the Board of Directors. The Nominating Committee of the Board of Directors has met to nominate individuals to fill the three vacancies on the Board of Directors. The members of this Committee are Anthony Brannan, M.D., Allen D. Miller, M.D., and myself. The Chairman of the Committee is Dr. Miller. All members can be contacted at the above mailing address.

Enclosed is the Nominating Committee's report on its nominations for each directorship to be filled at the Annual Meeting.

Nominations, in addition to those made by the Nominating Committee, may be made by petition by at least twenty-five percent (25%) of the shareholders eligible to vote at the Annual Meeting. There were 414 shareholders of record as of March 15, 1999, so 104 shareholders must sign a nominating petition. The petition must be filed with the President, Anthony Brannan, M.D., or the Secretary, N. Bruce Edgerton, M.D., not later than fourteen (14) days before the Annual Meeting scheduled on May 3, 1999.

We look forward to seeing you at the meeting.

Sincerely,



/s/ Norman Castellano, M.D.
-----------------------------------
Norman Castellano, M.D.
Chairman of the Board of Directors


Enclosure

St. Joseph's Physician Associates, Inc.
P.O. Box 151526
Tampa, FL 33684-1526




March 23, 1999

Norman J. Castellano, M.D.
Chairman of the Board
St. Joseph's Physician Associates, Inc.
2727 W. Dr. M.L. King, Jr. Blvd. #450
Tampa, Florida 33607

RE: Nominations for SJPA Board of Directors

Dear Dr. Castellano:

The Nominating Committee, consisting of Anthony N. Brannan, M.D., 4700 N. Habana Avenue, Suite 403, Tampa, FL 33614; Norman J. Castellano, M.D., 2727 W. Dr. M.L. King, Jr. Blvd., Suite 450, Tampa FL 33607; and myself, Allen D. Miller, M.D., 4612 N. Habana Avenue, Suite 203, Tampa, FL 33614, has met and submits the following nominations. For a full term on the Board of Directors as provided by the Bylaws: N. Bruce Edgerton, M.D. -- Medicine representative; and Angel Docobo, M.D. -- Surgery representative. For a one-year term, hospital-based physician term: Wilfred Idsten, M.D. -- Emergency Medicine representative.

Respectfully submitted,


/s/ Allen D. Miller, M.D.
-------------------------------------
Allen D. Miller, M.D.
Chairman, Nominating Committee

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                  MAY 3, 1999





         You are cordially invited to attend the 1999 Annual Meeting of the stockholders of St. Joseph's Physician Associates, Inc., which will be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King, Jr. Blvd., Tampa, Florida, on Monday, May 3, 1999 at 6:00 p.m., local time, for the following purposes:

         (1) To elect three directors, two to serve terms of four years and one to serve a term of one year;

                                      and

         (2) To transact such other business as may properly come before the meeting or any adjournments thereof.

         Only stockholders of record at the close of business on March 15, 1999 are entitled to notice of and to vote at the meeting or any adjournments thereof.

         Accompanying this Notice of Annual Meeting is a form of proxy. In the event that you will be unable to attend the meeting, please sign, date and return the proxy in the enclosed return envelope.


                                         By order of the Board of Directors


                                         /s/ N. Bruce Edgerton, M.D.
                                         -------------------------------------
                                             N. Bruce Edgerton, M.D., Secretary


March 26 1999

Enclosures

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                        PROXY SOLICITED ON BEHALF OF THE
                             BOARD OF DIRECTORS FOR
                       1999 ANNUAL STOCKHOLDERS' MEETING

         The undersigned stockholder of St. Joseph's Physician Associates, Inc. (the "Company"), revoking all prior proxies, hereby appoints Norman Castellano, M.D., Anthony Brannan, M.D. and N. Bruce Edgerton, M.D., or one or more of them, as the attorneys and proxies of the undersigned, with full power of substitution and revocation, to vote all the shares of stock of the Company that the undersigned may be entitled to vote at the 1999 Annual Meeting of the Stockholders of the Company to be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King Jr. Blvd., Tampa, Florida, on May 3, 1999, at 6:00 p.m., local time, and at any adjournment or adjournments thereof, with all powers that the undersigned would possess if personally present, upon the following matters as more fully described in the accompanying Notice of Annual Meeting, receipt of which is hereby acknowledged:

         (1) Election of Directors to serve terms of four years each:
             [ ] FOR the nominees listed below (except as marked to the contrary):

                            N. Bruce Edgerton, M.D.
                               Angel Docobo, M.D.

             (To withhold authority to vote for one of the nominees, strike through his name above.)

             [ ] WITHHOLD authority to vote for all nominees listed above.

         (2) Election of Director to serve term of one year:

             [ ] FOR the nominee listed below:

                              Wilfred Idsten, M.D.

             [ ] WITHHOLD authority to vote for the nominee listed above.

         (3) In their discretion upon such other matters as may properly come before the meeting.

         When properly executed, this proxy will be voted as specified above. If the proxy is returned with no contrary specification made, it will be voted FOR Proposal (1) and FOR Proposal (2).

         DATED the _____day of _________________, 1999.



                                         --------------------------------------
                                         (SIGNATURE)


                                         --------------------------------------
                                         (PRINT NAME)


PLEASE SIGN NAME EXACTLY AS IT APPEARS ON STOCK CERTIFICATE. WHEN SIGNING AS ATTORNEY, EXECUTOR, ADMINISTRATOR, TRUSTEE OR GUARDIAN, GIVE FULL TITLE. IF MORE THAN ONE TRUSTEE OR PERSONAL REPRESENTATIVE, ALL MUST SIGN.