Form 10QSB
period 1999-03-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1999-05-12
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             ----------------------


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999
Commission File Number 33-22011-A


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
       -----------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)


                 Florida                                 59-2858209
        ------------------------            ------------------------------------
        (State of incorporation)            (I.R.S. Employer Identification No.)


    4900 North Habana Ave., Tampa, FL                      33614
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


        Issuer's telephone number, including area code:  (813) 854-4668
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


               Class                             Outstanding at March 31, 1999

Common stock, par value $1.00 per share                     414 shares
---------------------------------------                     ----------

                        Documents incorporated by reference

                                      NONE

                               TABLE OF CONTENTS

                 FORM 10-QSB QUARTERLY REPORT - March 31, 1999

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements                                   3 - 10

     Item 2.      Management's Discussion and Analysis or
                  Plan of Operation                                     11 - 15


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                          16

     Item 2.      Changes in Securities                                      17

     Item 3.      Defaults Upon Senior Securities                            17

     Item 4.      Submission of Matters to a Vote of Security Holders        17

     Item 5.      Other Information                                          17

     Item 6.      Exhibits and Reports on Form 8-K                           17

                  Signatures                                                 18


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1999           1998
                                                     -----------    ------------
                                                     (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                        $1,104,001     $1,202,252
    Distribution receivable from
     limited partnership investments                     29,875         40,315
    Income taxes receivable                              12,500             --
    Prepaid expenses                                      3,858          6,521
                                                     ----------     ----------
Total current assets                                  1,150,234      1,249,088

Equity investments                                      250,915        248,454
Other investments                                       120,000         20,000
                                                     ----------     ----------
Total assets                                         $1,521,149     $1,517,542
                                                     ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                 $   31,136     $   28,998
    Due to related party                                  7,441          8,276
    Income taxes payable                                 39,957         35,340
                                                     ----------     ----------
Total current liabilities                                78,534         72,614

Deferred income taxes                                    39,771         39,771
                                                     ----------     ----------

Total liabilities                                       118,305        112,385

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares
     authorized; 413 shares at March 31, 1999
     and 415 shares at December 31, 1998
     issued and outstanding                                 413            415
    Common stock subscribed, 1 share at
     March 31, 1999 and 2 shares at
     December 31, 1998                                        1              2
    Subscriptions receivable                             (2,200)        (2,300)
    Additional paid-in capital                          645,191        654,526
    Retained earnings                                   759,439        752,514
                                                     ----------     ----------
Total stockholders' equity                            1,402,844      1,405,157
                                                     ----------     ----------

Total liabilities and stockholders' equity           $1,521,149     $1,517,542
                                                     ==========     ==========



                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME



                                                                For the                    For the
                                                             quarter ended              quarter ended
                                                             March 31, 1999             March 31, 1998
                                                             --------------             --------------
                                                              (Unaudited)                (Unaudited)

Distribution income                                             $29,875                    $24,705
Equity in net earnings of investees                               2,461                        893
                                                                -------                    -------
                                                                 32,336                     25,598

Expenses:
  Salary                                                         10,000                     10,000
  General and administrative                                     23,408                     19,324
                                                                -------                    -------
                                                                 33,408                     29,324
Operating (loss) income                                          (1,072)                    (3,726)

Interest income                                                  12,615                     13,731
                                                                -------                    -------
Income before income taxes                                       11,543                     10,005

Provision for income taxes                                        4,617                      3,602
                                                                -------                    -------
Net Income                                                      $ 6,926                    $ 6,403
                                                                =======                    =======


Net income per common share -
  basic and diluted                                             $    17                    $    15
                                                                =======                    =======

Weighted average shares outstanding and subscribed                  414                        430
                                                                =======                    =======



                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                           STATEMENTS OF CASH FLOWS


                                                                For the                    For the
                                                             quarter ended              quarter ended
                                                             March 31, 1999             March 31, 1998
                                                             --------------             --------------

OPERATING ACTIVITIES
Net income                                                          $6,926                    $6,403
Adjustments to reconcile net income to
       net cash used in operating activities:
     Equity in net earnings of investees                            (2,461)                     (893)
     Distribution income                                           (29,875)                  (24,705)
     Changes in operating assets and liabilities:
       Prepaid expenses                                              2,663                     1,875
       Income taxes receivable                                     (12,500)                   (3,058)
       Accrued expenses                                              2,138                     2,809
       Due to related party                                           (835)                        0
       Income taxes payable                                          4,617                   (28,340)
                                                                ----------                ----------
Net cash used in operating activities                              (29,327)                  (45,909)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                                  0                   100,000
Purchase of noncurrent investment                                 (100,000)                        0
Distributions received                                              40,315                    36,640
                                                                ----------                ----------
Net cash provided by (used in)investing activities                 (59,685)                  136,640

FINANCING ACTIVITIES
Proceeds from sale of common stock                                     100                         0
Redemption of common stock                                          (9,339)                   (3,048)
                                                                ----------                ----------
Net cash used in financing activities                               (9,239)                   (3,048)

Increase (decrease) in cash and cash equivalents                   (98,251)                   87,683
Cash and cash equivalents at beginning of quarter                1,202,252                 1,150,633
                                                                ----------                ----------
Cash and cash equivalents at end of quarter                     $1,104,001                $1,238,316
                                                                ==========                ==========


                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998.

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

Equity Investments

The Company accounts for its investment in the PHO on the equity method. Accordingly, the investment has been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investment are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income.

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

The investment in EHMS is accounted for at cost due to the Company's limited percentage interest. Revenue derived from the

EHMS common stock will only be recorded by the Company upon declaration of distributions or a gain upon sale of the stock. No distributions from EHMS are anticipated for 1999 or the foreseeable future. The Company has no present intention to sell the EHMS stock. Accordingly, this investment is presented as noncurrent, other investments.

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


NOTE 2 - RELATED PARTIES:

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc., which is owned by St. Joseph's Health Care Center, Inc. ("HCC"), an affiliate of Enterprises. Until January 31, 1997, HCC provided administrative support to the Company at no charge.
Beginning February 1, 1997, HCC began to charge the Company for administrative support and direct costs (i.e., food, printing).

All limited partner investors in the PHO's ventures are investors in the Company. In addition, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the three months ended March 31, 1999 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                                              PHO             Total
                                                            --------         --------

Balance at December 31, 1998                                $248,454         $248,454
 Proceeds from sale of investment                                  0                0
 Equity in net earnings of investees                           2,461            2,461
                                                            --------         --------
Balance at March 31, 1999                                   $250,915         $250,915
                                                            ========         ========



The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO                                    March 31, 1999      December 31, 1998
--------------------                                    --------------      -----------------
                                                         (unaudited)
Assets:
     Currents assets                                       $430,761             $423,024
     Noncurrent assets                                      200,258              220,747
                                                           --------             --------
             Total assets                                  $631,019             $643,771
                                                           ========             ========

Liabilities and stockholders'
 equity:
     Current liabilities                                   $119,529             $146,863
     Long-term liabilities                                        0                    0
     Stockholders' equity                                   511,490              496,908
                                                           --------             --------
Total liabilities and
     stockholders' equity                                  $631,019             $643,771
                                                           ========             ========

                                                            For the Three Months Ended
                                                          ------------------------------
                                                           March 31,         March 31,
Statements of Operations - PHO                               1999              1998
------------------------------                            -----------       ----------
                                                          (unaudited)       (unaudited)

Equity in partnership earnings                              $14,168           $25,885
Other revenues                                               22,645            41,775
Expenses                                                     30,242            65,032
                                                            -------           -------
Income before taxes                                           6,571             2,628
Income tax provision                                          1,650               842
                                                            -------           -------
Net income                                                  $ 4,921           $ 1,786
                                                            =======           =======

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                 March 31, 1999


Liquidity

Cash resources of the Company decreased by $98,251 during the first three months of 1999, as compared to an increase in cash resources of $87,683 during the first three-month period in 1998. The decrease in cash resources resulted primarily from the purchase on March 3, 1999 of EHMS common stock for $100,000 (while the increase during 1998 resulted primarily from the $100,000 sale of the common stock of SJHHS on January 5, 1998). This was offset by an increase in cash resources resulting from an increase in the quarterly distributions received with respect to the five SDS limited partnership units and a decrease in expenditures for operating expenses and estimated tax payments.

On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of EHMS, for which it paid $100,000. No distributions from EHMS are anticipated for 1999 or the foreseeable future, and there can be no assurance that the Company ever will receive any distributions from EHMS.

On January 5, 1998, the Company sold its 4,000 shares of the common stock in SJHHS to St. Joseph's Ancillary Services, Inc., which owned the other 50% of the common stock, for $100,000. Although the sale of the equity investment in SJHHS had the impact of increasing then current cash resources, it also eliminated a future income source and thus has had and continues to have the impact of reducing cash flow from operations of the Company.

St. Joseph's Health Network, Inc. ("SJHN") is a 100%-owned subsidiary of the PHO. SJHN, a physician-hospital organization, negotiates at-risk products (i.e., capitation products) with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. During the first three months of 1999, SJHN did not generate sufficient revenues to offset its operating expenses. Accordingly, in the near future, the Company might find it appropriate to deal with the financial impact on the PHO of SJHN's losses, one alternative being to assist the PHO with providing additional capitalization for SJHN. The amount of funding, if any, has not been determined at this time. However, the Company's contribution to such funding would be determined by taking into account the Company's available liquidity and its other anticipated cash needs. Additional liquidity for SJHN also is expected to be received from other sources, including provider credentialing fees, additional equity contributions from the PHO and/or borrowings.

On March 31, 1999, a $29,875 distribution with respect to the five SDS limited partnership units was declared and will be received during the second quarter of 1999.

Management believes that current cash reserves and additional distributions with respect to the five SDS limited partnership units will provide adequate short-term funding of the Company's on-going operations. However, the Company recognizes that its current revenues may not be sufficient to fund its expenses as they currently exist. A review of expenses and strategic planning for additional revenue sources is currently underway.


Capital Resources

The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If, as a result of the strategic planning that currently is underway, the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. Any additional funds would then come from additional sales of the Company's common stock. The Company expects to commence a private offering of its common stock in May 1999 at $3,388 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings increased during the first three months of 1999, as compared to the first quarter of 1998, resulting from an increase in the profitability of the PHO. Expenses for the PHO decreased during the first three months of 1999 as a result of a revision to the HCC management fee allocation. The Board of Directors of the PHO and the Board of Directors of physician-hospital organizations at Bayfront Medical Center, Inc. and South Florida Baptist Hospital, Inc. (organizations affiliated with HCC) approved a revision to the manner in which the management fee (which includes aggregate PHO fixed costs) that is paid by each physician-hospital organization to HCC is allocated, in order to align these support activities along geographic and community boundaries. The new allocation method results in a lower percentage allocated to the PHO, thereby resulting in a decrease in the PHO's general and administrative expenses.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the first quarter of 1999 was higher than for the same period in 1998. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The decrease between 1999 and 1998 resulted from slightly lower cash balances in 1999 than during the same period of 1998.

General and administrative expenses increased during the first quarter compared to the same period of 1998. The increase in expenses resulted from an increase in consulting fees related to the review of the operations of SDS. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1998. Expenditures incurred relate to the compensation paid to the executive director.

During the first quarter of 1999, the Company had net income of $6,926. Therefore, the net income per common share was $17 for the first quarter of 1999. The net income per common share for the first quarter of 1998 was $15 per share. The increase in the net income per common share for the first quarter of 1999 resulted from an increase in net income, which was attributable to the factors described above, and a decrease in the number of outstanding shares of the Company's common stock resulting from redemptions during 1998.

Several new laws and regulations affecting the health care business were adopted, at both the state and federal levels, during 1997, 1998, and 1999, including health care reform that was considered and adopted by the Florida Legislature during its recently concluded 1999 Session. Additional health care reform legislation also has been proposed for consideration in 1999 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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

The Company also is making inquiries as to the Year 2000 readiness of other third parties (including the PHO, SDS, and other unrelated third parties) that could cause a material impact on the Company. The Company has received some preliminary information concerning the status of third parties and anticipates initiating more extensive inquiries. The PHO and SDS have completed the risk assessment phase and are in the process of upgrading and replacing systems and equipment found not to be compliant, and the Company has been informed that these entities expect to achieve Year 2000 compliance by December 1999. However, there can be no assurances that computer systems of any third party, whether related or unrelated, will be Year 2000 compliant, or that any failure to be compliant will not have a material adverse impact on the Company, its financial condition or its results of operations.

In addition, the Company believes that a significant number of the stockholders of the Company acquired stock in the Company for the purpose of being eligible to participate in certain activities that are available only to the stockholders of the Company (e.g., participation on the provider networks of SJHN and St. Joseph's Preferred, Inc. ("SJP"), a 100%-owned subsidiary of the PHO). It is possible that a Year 2000 compliance failure by SJP, SJHN, or a third party with which any of these entities contracts, could have a material adverse impact on the individual stockholders who participate in the various provider panels operated by these entities, even though the compliance failure would not have a material adverse impact on the Company, its financial condition or its results of operations. Whether or not any such adverse effect occurs is beyond the control of the Company, and the extent of the adverse effect will depend upon the individual stockholder's particular circumstances.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 1999, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                     Number of Votes
                                                     ----------------
                                                     For     Withheld
                                                     ---     --------

N. Bruce Edgerton, M.D. (term expiring 2003)         182         1
Angel Docobo, M.D. (term expiring 2003)              182         1
Wilfred Idsten, M.D. (term expiring 2000)            182         1



Other directors whose term of office continued after the meeting were:

Lane France, M.D.                           William Luria, M.D.
Allen Miller, M.D.                          Benedict Maniscalco, M.D.
Anthony Brannan, M.D.                       Norman Castellano, M.D.


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    27 - Financial Data Schedule (for SEC use only)

b.  Reports on Form 8-K

    None

                                   SIGNATURES



May 12, 1999

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                    ---------------------------------------
                                                  (Registrant)



Date: May 12, 1999                  /s/ N. Bruce Edgerton, M.D.
                                    -------------------------------------------
                                        N. Bruce Edgerton, M.D., President
                                        St. Joseph's Physician Associates, Inc.



Date: May 12, 1999                  /s/ Allen Miller, M.D.
                                    -------------------------------------------
                                        Allen Miller, M.D., Treasurer and
                                        Principal Financial Officer
                                        St. Joseph's Physician Associates, Inc.