Form 10QSB
period 1999-06-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1999-08-10
CIK 833212

===============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             ----------------------


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999
Commission File Number 33-22011-A


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

                              Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                  Outstanding at June 30, 1999

Common stock, par value $1.00 per share                 413 shares
---------------------------------------                 ----------

                      Documents incorporated by reference
                                      NONE


===============================================================================

                               TABLE OF CONTENTS

                  FORM 10-QSB QUARTERLY REPORT - June 30, 1999

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.





                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1       Financial Statements                                   3 - 10

     Item 2       Management's Discussion and Analysis or
                  Plan of Operation                                     11 - 15



PART II - OTHER INFORMATION

     Item 1       Legal Proceedings                                        16

     Item 2       Changes in Securities                                    17

     Item 3       Defaults Upon Senior Securities                          17

     Item 4       Submission of Matters to a Vote of Security
                    Holders                                                17

     Item 5       Other Information                                        17

     Item 6       Exhibits and Reports on Form 8-K                         17


                  Signatures                                               18

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                BALANCE SHEETS

                                                       June 30,             December 31,
                                                         1999                   1998
                                                      -----------            ------------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                         $1,077,877            $ 1,202,252
    Distribution receivable from
        limited partnership investments                   29,875                 40,315
    Income taxes receivable                               12,500                     --
    Prepaid expenses                                       3,996                  6,521
                                                      ----------            -----------
Total current assets                                   1,124,248              1,249,088

Equity investments                                       253,957                248,454
Other investments                                        120,000                 20,000
                                                      ----------            -----------
Total assets                                          $1,498,205            $ 1,517,542
                                                      ==========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                  $   21,808            $    28,998
    Due to related party                                     167                  8,276
    Income taxes payable                                  38,101                 35,340
                                                      ----------            -----------
Total current liabilities                                 60,076                 72,614

Deferred income taxes                                     39,771                 39,771
                                                      ----------            -----------

Total liabilities                                         99,847                112,385

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares
        authorized; 413 shares at June 30, 1999
        and 415 shares at December 31, 1998
        issued and outstanding                               413                    415
    Common stock subscribed, 0 shares at
        June 30, 1999 and 2 shares at
        December 31, 1998                                      0                      2
    Subscriptions receivable                                   0                 (2,300)
    Additional paid-in capital                           641,804                654,526
    Retained earnings                                    756,141                752,514
                                                      ----------            -----------
Total stockholders' equity                             1,398,358              1,405,157
                                                      ----------            -----------

Total liabilities and stockholders' equity            $1,498,205            $ 1,517,542
                                                      ==========            ===========




                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             STATEMENTS OF INCOME



                                        For the six        For the six          For the three        For the three
                                        months ended       months ended         months ended         months ended
                                       June 30, 1999       June 30, 1998        June 30, 1999        June 30, 1998
                                       -------------       -------------        -------------        -------------
                                        (Unaudited)         (Unaudited)          (Unaudited)          (Unaudited)

Distribution income                      $ 59,750             $ 54,715             $ 29,875             $ 30,010
Equity in net earnings
    of investees                            5,502               (1,559)               3,041               (2,453)
                                         --------             --------             --------             --------
                                           65,252               53,156               32,916               27,557

Expenses:
  Salary                                   20,000               20,000               10,000               10,000
  General and administrative               63,488               55,387               40,079               36,062
                                         --------             --------             --------             --------
                                           83,488               75,387               50,079               46,062

Operating (loss) income                   (18,236)             (22,231)             (17,163)             (18,505)

Interest income                            24,624               27,500               12,009               13,768
                                         --------             --------             --------             --------
Income before income taxes                  6,388                5,269               (5,154)              (4,737)

Provision for income taxes                  2,761                1,897               (1,856)              (1,705)
                                         --------             --------             --------             --------

Net Income                               $  3,627             $  3,372             ($ 3,298)            ($ 3,032)
                                         ========             ========             ========             ========

Net income per common share -
 basic and diluted                       $      9             $      8             ($     8)            ($     7)
                                         ========             ========             ========             ========

Weighted average shares
 outstanding and subscribed                   414                  430                  414                  430
                                         ========             ========             ========             ========


                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                           STATEMENTS OF CASH FLOWS

                                                               For the six             For the six
                                                              months ended            months ended
                                                              June 30, 1999           June 30, 1998
                                                              -------------           -------------
                                                               (Unaudited)             (Unaudited)
OPERATING ACTIVITIES
Net income                                                    $     3,627             $     3,372
Adjustments to reconcile net income to
        net cash used in operating activities:
    Equity in net earnings of investees                            (5,502)                  1,559
    Distribution income                                           (59,750)                (54,715)
    Changes in operating assets and liabilities:
        Prepaid expenses                                            2,525                   2,782
        Income taxes receivable                                   (12,500)                (17,263)
        Accrued expenses                                           (7,190)                 (4,452)
        Due to related party                                       (8,109)                  1,326
        Income taxes payable                                        2,761                 (28,340)
                                                              -----------             -----------
Net cash used in operating activities                             (84,138)                (95,731)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                                 0                 100,000
Purchase of noncurrent investment                                (100,000)                      0
Distributions received                                             70,190                  61,345
                                                              -----------             -----------
Net cash provided by (used in) investing activities               (29,810)                161,345

FINANCING ACTIVITIES
Proceeds from sale of common stock                                  2,300                       0
Redemption of common stock                                        (12,727)                 (1,948)
                                                              -----------             -----------
Net cash used in financing activities                             (10,427)                 (1,948)

Increase (decrease) in cash and cash equivalents                 (124,375)                 63,666
Cash and cash equivalents at beginning of period                1,202,252               1,150,633
                                                              -----------             -----------
Cash and cash equivalents at end of period                    $ 1,077,877             $ 1,214,299
                                                              ===========             ===========


                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, the results of its operations for the three months and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998.

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

Equity Investments

The Company accounts for its investments in the PHO on the equity method. Accordingly, the investment has been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investment are included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in equity investments. The Company's net earnings/losses resulting from its proportionate share of the investees' revenues and expenses are included in the statements of income.

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

On March 3, 1999 the Company purchased 100,000 shares of common stock, representing approximately 3% of the outstanding common stock, of Entrusted Health Management Services, Inc. ("EHMS"), a Florida corporation. The balance of the outstanding common stock of EHMS is owned by several other individuals and entities, none of whom holds a majority interest in EHMS. EHMS is a start up entity that was organized to manage and administer health benefit arrangements for self-insured employers. Its services ultimately are planned to include designing and implementing benefit plans, developing one or more networks of hospitals, physicians and other health care providers, administering claims, and collecting and analyzing health care data for those employers with which it has contracts for the provision of some or all of these offered services.

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

Subscriptions Receivable

Subscriptions receivable relate to agreements to purchase common stock of the Company and were paid in installments during 1999.

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the six months ended June 30, 1999 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:


                                                          PHO                             Total
                                                        --------                        --------
Balance at December 31, 1998                            $248,454                        $248,454
 Proceeds from sale of investment                              0                               0
 Equity in net earnings of investees                       5,502                           5,502
                                                        --------                        --------
Balance at June 30, 1999                                $253,957                        $253,957
                                                        ========                        ========


The condensed balance sheets and statements of operations of the PHO are as follows:


Balance Sheets - PHO                                 June 30, 1999                   Dec. 31, 1998
--------------------                                 -------------                   -------------
                                                      (unaudited)
Assets:
        Currents assets                                 $390,625                        $423,024
        Noncurrent assets                                196,802                         220,747
                                                        --------                        --------
                 Total assets                           $587,427                        $643,771
                                                        ========                        ========

Liabilities and stockholders'
 equity:
        Current liabilities                             $ 67,158                        $146,863
        Long-term liabilities                                  0                               0
        Stockholders' equity                             520,269                         496,908
                                                        --------                        --------
Total liabilities and
        stockholders' equity                            $587,427                        $643,771
                                                        ========                        ========


                                                               For the Six Months Ended
                                                       -------------------------------------------
                                                        June 30,                         June 30,
Statements of Operations - PHO                            1999                             1998
------------------------------                         -----------                     -----------
                                                       (unaudited)                     (unaudited)
Equity in partnership earnings                          $ 30,629                        $ 45,714
Other revenues                                            43,032                          78,247
Expenses                                                  57,452                         127,272
                                                        --------                        --------
Income (loss) before taxes                                16,209                          (3,311)
Income tax provision (benefit)                             5,206                             (42)
                                                        --------                        --------
Net income (loss)                                       $ 11,003                        ($ 3,269)
                                                        ========                        ========




                                                              For the Three Months Ended
                                                       -------------------------------------------
                                                        June 30,                         June 30,
Statements of Operations - PHO                            1999                             1998
------------------------------                         -----------                     -----------
                                                       (unaudited)                     (unaudited)
Equity in partnership earnings                          $ 16,461                        $ 19,829
Other revenues                                            20,387                          36,472
Expenses                                                  27,210                          62,240
                                                        --------                        --------
Income (loss) before taxes                                 9,638                          (5,939)
Income tax provision (benefit)                             3,556                            (884)
                                                        --------                        --------
Net income (loss)                                       $  6,082                        ($ 5,055)
                                                        ========                        ========


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                 June 30, 1999


Liquidity

Cash resources of the Company decreased by $124,375 during the first six months of 1999, as compared to an increase in cash resources of $63,666 during the first six months of 1998. The decrease in cash resources resulted primarily from the purchase on March 3, 1999 of EHMS common stock for $100,000 (while the increase during 1998 resulted primarily from the $100,000 sale of the common stock of SJHHS on January 5, 1998). The decrease in cash resources also resulted from an increase in the number of shares of common stock redeemed during the first six months of 1999, as compared to the same time period in 1998. Expenditures related to operating expenses decreased during the period due to a reduction in estimated tax payments. This decrease in operating expenditures was offset by a payment to reduce the related party liability which related to services provided by HCC in 1998.

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

St. Joseph's Health Network, Inc. ("SJHN") is a 100%-owned subsidiary of the PHO. SJHN, a physician-hospital organization, negotiates at-risk products (i.e., capitation products) with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. During the first six months of 1999, SJHN did not generate sufficient revenues to offset its operating expenses. Accordingly, in the near future, the Company might find it appropriate to assist the PHO with providing additional capitalization for SJHN. The amount of funding, if any, has not been determined at this time. However, the Company's contribution to such funding would be determined by taking into account the Company's available liquidity and its other anticipated cash needs. Additional liquidity for SJHN is expected to be received from other sources, including provider credentialing fees, additional equity contributions from the PHO and/or borrowings.

On June 30, 1999, a $29,875 distribution with respect to the five SDS limited partnership units was declared and will be received during the third quarter of 1999.

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


Capital Resources

In July 1999, the Company completed a private stock offering in which 23 shares of its common stock were sold at $3,388 per share. The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If, as a result of the strategic planning that currently is underway, the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. While there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings increased during the second quarter and the first six months of 1999, as compared to the same periods of 1998, resulting from an increase in the profitability of the PHO. Expenses for the PHO decreased during the second quarter and first six months of 1999 as a result of a revision to the HCC management fee allocation. The Board of Directors of the PHO and the Board of Directors of the physician-hospital organizations at Bayfront Medical Center, Inc. and South Florida Baptist Hospital, Inc. (organizations affiliated with HCC) approved a revision to the manner in which the management fee

(which includes aggregate PHO fixed costs) that is paid by each physician-hospital organization to HCC is allocated, in order to align these support activities along geographic and community boundaries. The new allocation method results in a lower percentage allocated to the PHO, thereby resulting in a decrease in the PHO's general and administrative expenses.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income increased for the first six months of 1999 but decreased during the second quarter of 1999 compared to the same periods of 1998. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The decrease between 1999 and 1998 resulted from slightly lower cash balances in 1999 than during the same period of 1998.

General and administrative expenses increased during the first six months of 1999 and during the second quarter of 1999 compared to the same periods of 1998. The increase in expenses resulted primarily from an increase in consulting fees related to the review of the operations of SDS and an increase in legal and accounting fees related to the private stock offering held during the second quarter of 1999 (a private stock offering was not held during 1998). It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1998. Expenditures incurred relate to the compensation paid to the executive director.

During the second quarter of 1999, the Company had a net loss of $3,298. Therefore, the net loss per common share was $8 for the second quarter of 1999. The net loss per common share for the second quarter of 1998 was $7 per share. The increase in the net loss per common share for the second quarter of 1999 resulted from a decrease in net income, which was attributable to the factors described above, and a decrease in the number of outstanding shares of the Company's common stock resulting from redemptions during 1998.

Several new laws and regulations affecting the healthcare industry were adopted, at both the state and federal levels, during 1997, 1998, and 1999,including health care reform that was considered and adopted by the Florida Legislature during its recently ended 1999 Session. Additional healthcare reform legislation also has been proposed for consideration in 1999 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

Year 2000

The Company is aware of the issues associated with the programming code in existing systems as the Year 2000 approaches, and it developed an implementation plan which has resolved some important aspects of this issue during the second quarter of 1999. This plan involved the assessment of whether the existing hardware system and accounting software used in the management of the Company's operations were Year 2000 compliant. The third party providing the Company's administrative support services currently operates only one PC in connection with the Company's administrative operations and runs only widely-used "off the shelf" third party software in connection with performing these services. The Company has been notified by the third party handling the administrative support services that they are Year 2000 compliant at this time. The Company does not currently own or operate any Information Technology ("IT") systems, and it has not identified any non-IT systems, such as equipment with embedded chips, that currently are in operation by the Company.

The Company also is making inquiries as to the Year 2000 readiness of other third parties (including the PHO, SDS, and other unrelated third parties) that could cause a material impact on the Company. After making extensive inquiries, the Company has discovered that the PHO and SDS are in the process of upgrading and replacing systems and equipment found not to be compliant, and the Company has been informed that these entities expect to achieve Year 2000 compliance by December 1999. However, there can be no assurances that computer systems of any third party, whether related or unrelated, will be Year 2000 compliant, or that any failure to be compliant will not have a material adverse impact on the Company, its financial condition or its results of operations.

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


                                                          Number of Votes
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



August 4, 1999

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                        ---------------------------------------
                                                     (Registrant)




Date: August 4, 1999                    /s/ N. Bruce Edgerton, M.D.
                                        ---------------------------------------
                                        N. Bruce Edgerton, M.D., President
                                        St. Joseph's Physician Associates, Inc.




Date: August 4, 1999                    /s/ Allen Miller, M.D.
                                        ---------------------------------------
                                        Allen Miller, M.D., Treasurer and
                                        Principal Financial Officer
                                        St. Joseph's Physician Associates, Inc.