Form 10QSB
period 1999-09-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 1999-11-15
CIK 833212

===============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

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

                Class                         Outstanding at September 30, 1999

Common stock, par value $1.00 per share                   429 shares
---------------------------------------                   ----------

                      Documents incorporated by reference
                                      NONE


===============================================================================

                               TABLE OF CONTENTS

               FORM 10-QSB QUARTERLY REPORT - September 30, 1999

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.




                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                            3 - 10

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                              11 - 16


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                          17

     Item 2.      Changes in Securities                                      18

     Item 3.      Defaults Upon Senior Securities                            18

     Item 4.      Submission of Matters to a Vote of Security
                       Holders                                               18

     Item 5.     Other Information                                           18

     Item 6.     Exhibits and Reports on Form 8-K                            18


                 Signatures                                                  19


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                BALANCE SHEETS



                                                      September 30,       December 31,
                                                           1999               1998
                                                      -------------       ------------
                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                          $1,105,404          $1,202,252
    Distribution receivable from
       limited partnership investments                     29,875              40,315
    Income taxes receivable                                12,500                  --
    Prepaid expenses                                        9,411               6,521
                                                       ----------          ----------
Total current assets                                    1,157,190           1,249,088

Equity investments                                        257,510             248,454
Other investments                                         120,000              20,000
                                                       ----------          ----------
Total assets                                           $1,534,700          $1,517,542
                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accrued expenses                                   $   16,244          $   28,998
    Due to related party                                      667               8,276
    Income taxes payable                                   42,835              35,340
                                                       ----------          ----------
Total current liabilities                                  59,746              72,614

Deferred income taxes                                      39,771              39,771
                                                       ----------          ----------

Total liabilities                                          99,517             112,385

Stockholders' equity:
    Common stock, $1 par value: 7,500 shares
     authorized; 417 shares at September 30,
     1999 and 415 shares at December 31, 1998
     issued and outstanding                                   417                 415
    Common stock subscribed, 12 shares at
     September 30, 1999 and 2 shares at
     December 31, 1998                                         12                   2
    Subscriptions receivable                              (27,097)             (2,300)
    Additional paid-in capital                            696,010             654,526
    Retained earnings                                     765,841             752,514
                                                       ----------          ----------
Total stockholders' equity                              1,435,183           1,405,157
                                                       ----------          ----------

Total liabilities and stockholders' equity             $1,534,700          $1,517,542
                                                       ==========          ==========



The accompanying notes are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             STATEMENTS OF INCOME



                                     For the nine      For the nine     For the three    For the three
                                     months ended      months ended     months ended     months ended
                                     Sept 30, 1999     Sept 30, 1998    Sept 30, 1999    Sept 30, 1998
                                     -------------     -------------    -------------    -------------
                                      (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)

Distribution income                    $ 89,625          $ 84,725          $29,875          $30,010
Equity in net earnings
    of investees                          9,056            29,745            3,553           31,304
                                       --------          --------          -------          -------
                                         98,681           114,470           33,428           61,314

Expenses:
  Salary                                 30,000            30,000           10,000           10,000
  General and administrative             85,086            74,578           21,598           19,190
                                       --------          --------          -------          -------
                                        115,086           104,578           31,598           29,190
Operating (loss) income                 (16,405)            9,892            1,830           32,124

Interest income                          37,228            41,638           12,604           14,138
                                       --------          --------          -------          -------
Income before income taxes               20,823            51,530           14,434           46,262

Provision for income taxes                7,495            18,552            4,734           16,655
                                       --------          --------          -------          -------
Net Income                             $ 13,328          $ 32,978          $ 9,700          $29,607
                                       ========          ========          =======          =======

Net income per common share -
 basic and diluted                     $     32          $     77          $    23          $    69
                                       ========          ========          =======          =======

Weighted average shares
 outstanding and subscribed               418.4             430.0            425.9            430.0
                                       ========          ========          =======          =======



The accompanying notes are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                           STATEMENTS OF CASH FLOWS


                                                           For the nine          For the nine
                                                           months ended          months ended
                                                           Sept 30, 1999         Sept 30, 1998
                                                           -------------         -------------
                                                            (Unaudited)           (Unaudited)

OPERATING ACTIVITIES
Net income                                                  $    13,328           $    32,978
Adjustments to reconcile net income to
      net cash used in operating activities:
     Equity in net earnings of investees                         (9,056)              (29,745)
     Distribution income                                        (89,625)              (84,725)
     Changes in operating assets and liabilities:
       Prepaid expenses                                          (2,890)               (3,052)
       Income taxes receivable                                  (12,500)              (12,500)
       Accrued expenses                                         (12,754)               (5,175)
       Due to related party                                      (7,609)                  194
       Income taxes payable                                       7,495               (15,305)
                                                            -----------           -----------
Net cash used in operating activities                          (113,611)             (117,330)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                               0               100,000
Purchase of noncurrent investment                              (100,000)                    0
Distributions received                                          100,065                91,355
                                                            -----------           -----------
Net cash provided by investing activities                            65               191,355

FINANCING ACTIVITIES
Proceeds from sale of common stock                               53,127                     0
Redemption of common stock                                      (36,429)                 (848)
                                                            -----------           -----------
Net cash provided by (used in) financing activities              16,698                  (848)

Increase (decrease) in cash and cash equivalents                (96,848)               73,177
Cash and cash equivalents at beginning of period              1,202,252             1,150,633
                                                            -----------           -----------
Cash and cash equivalents at end of period                  $ 1,105,404           $ 1,223,810
                                                            ===========           ===========



The accompanying notes are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, the results of its operations for the three months and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

The Company was organized on November 20, 1987 as a Florida corporation. The Company was organized to establish and operate an association of qualified physicians for the purpose of engaging directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO") for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The remaining 2,500 common shares of the PHO are owned by St. Joseph's Enterprises, Inc.("Enterprises") The PHO also had 6,250 shares of preferred stock outstanding as of December 31, 1996, all of such shares being owned by Enterprises. Prior to January 31, 1997, the Company earned equity in the net earnings of the PHO at 22.22% of the PHO's earnings after deducting a 6% cumulative dividend for the 6,250 preferred shares. The PHO's preferred shares were redeemed from Enterprises effective January 31, 1997 for $184,375. As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO. The PHO was organized for the purpose of engaging directly or indirectly in managed care arrangements and health care related ventures.

In June 1989, the Company acquired 4,000 shares of the common stock in Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services ("SJHHS") for $10 per share. The 4,000 shares represented 50% of the outstanding common stock of

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't):



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

Other Investments

The Company owns five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"), a Florida limited partnership. Management has not actively marketed these partnership units and intends to hold them beyond one year. Accordingly, this investment is presented as noncurrent, other investments. The investment is accounted for at cost due to the Company's limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions are recorded as income when declared and reported as distribution income.

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

Subscriptions Receivable

Subscriptions receivable relate to agreements to purchase common stock of the Company and will be paid in installments during 1999, 2000, and 2001.

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the nine months ended September 30, 1999 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                                 PHO             Total
                                              --------          --------

BALANCE AT DECEMBER 31, 1998                  $248,454          $248,454
 PROCEEDS FROM SALE OF INVESTMENT                    0                 0
 EQUITY IN NET EARNINGS OF INVESTEES             9,056             9,056
                                              --------          --------
BALANCE AT SEPTEMBER 30, 1999                 $257,510          $257,510
                                              ========          ========

The condensed balance sheets and statements of operations of the PHO are as follows:


Balance Sheets - PHO                      September 30, 1999   Dec. 31, 1998
                                          ------------------   -------------
                                             (unaudited)
Assets:
     Currents assets                          $379,788          $423,024
     Noncurrent assets                         219,566           220,747
                                              --------          --------
             Total assets                     $599,354          $643,771
                                              ========          ========

Liabilities and stockholders' equity:
     Current liabilities                      $ 76,976         $146,863
     Long-term liabilities                           0                0
     Stockholders' equity                      522,378          496,908
                                              --------         --------
Total liabilities and
     stockholders' equity                     $599,354         $643,771
                                              ========         ========


                                               For the Nine Months Ended
                                               -------------------------
                                               Sept. 30,       Sept. 30,
Statements of Operations - PHO                   1999             1998
                                               ---------       ---------
                                              (unaudited)     (unaudited)

Equity in partnership earnings                 $53,392         $ 69,217
Other revenues                                  53,241          170,820
Expenses                                        86,312          164,216
                                               -------         --------
Income before taxes                             20,321           75,821
Income tax provision                             7,212           16,482
                                               -------         --------
Net income                                     $13,109         $ 59,339
                                               =======         ========



                                              For the Three Months Ended
                                              --------------------------
                                              Sept. 30,        Sept. 30,
Statements of Operations - PHO                  1999             1998
                                              ---------        ---------
                                             (unaudited)      (unaudited)

Equity in partnership earnings                 $22,763          $23,503
Other revenues                                  10,209           92,573
Expenses                                        28,860           36,944
                                               -------          -------
Income before taxes                              4,112           79,132
Income tax provision                             2,006           16,524
                                               -------          -------
Net income                                     $ 2,106          $62,608
                                               =======          =======


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                               September 30, 1999


Liquidity

Cash resources of the Company decreased by $96,848 during the first nine months of 1999, as compared to an increase in cash resources of $73,177 during the first nine months of 1998. The decrease in cash resources resulted primarily from the purchase on March 3, 1999 of EHMS common stock for $100,000 (while the increase during 1998 resulted primarily from the $100,000 sale of the common stock of SJHHS on January 5, 1998). The decrease in cash resources also resulted from an increase in the number of shares of common stock redeemed during the first nine months of 1999, as compared to the same time period in 1998. The decrease in cash resources was offset by an increase in proceeds from the sale of common stock during the first nine months of 1999, as compared to the same time period in 1998 (a private stock offering was not held in 1998). Expenditures related to operating expenses decreased during the period due to a reduction in estimated tax payments. This decrease in operating expenditures was offset by a payment to reduce the related party liability which related to services provided by HCC in 1998.

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

St. Joseph's Health Network, Inc. ("SJHN") is a 100%-owned subsidiary of the PHO. SJHN, a physician-hospital organization, negotiates at-risk products (i.e., capitation products) with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. During the first nine months of 1999, SJHN did not generate sufficient revenues to offset its operating expenses. As a result, the Board of Directors of SJHN undertook a review of strategic alternatives, and, based upon such review, voted to terminate SJHN's business operations. The timing of the termination of operations has not been fixed, pending legal and accounting review. As of this time, the effects of SJHN's termination of operations on the PHO and the Company has not been determined.

On September 30, 1999, a $29,875 distribution with respect to the five SDS limited partnership units was declared and will be received during the fourth quarter of 1999.

Management believes that current cash reserves and additional expected distributions with respect to the five SDS limited partnership units will provide adequate short-term funding of the Company's on-going operations. However, the Company recognizes that its current revenues likely will not be sufficient to fund its expenses as they currently exist. A review of expenses and strategic planning for additional revenue sources is currently underway.

In this regard, the Company undertook, at the request of the Company's representatives on the PHO Board of Directors, an evaluation of the economic impact of the management agreement and the billing and collection agreements between SDS and HCC, as well as a number of operational issues relating to the staffing and administration of the ambulatory surgery center operated by SDS. A number of issues in this regard are being negotiated with HCC and within the Board of Directors of the PHO. Changes arising from this evaluation and the negotiations resulting therefrom could have a material impact on the profitability and cash flow of SDS. However, there can be no assurance that any such changes actually will achieve the anticipated results.

In addition, SDS leases the facility in which its ambulatory surgery center is housed from Franciscan Properties, Inc., a wholly owned subsidiary of HCC. SDS recently exercised its final option to renew the lease for five years, and the lease now expires on February 28, 2003. The Company's representatives on the PHO Board of Directors have been attempting to negotiate an extension of the lease term beyond 2003, but those negotiations have not been successful. There can be no assurance that any such renewal or lease extension can be successfully negotiated.

The Company believes that, if SDS cannot negotiate an extension or renewal of the lease term, then it will be necessary to consider other alternatives, including purchasing other property and building a new ambulatory surgery center. In order to accomplish this goal, SDS will require capital, some or all of which may need to come from SDS retaining its earnings. Any such retention would have a significant negative impact on the Company's receipt of distributions from SDS with respect to the five SDS limited partnership units that the Company owns. There can be no assurance that SDS will be able to raise the necessary capital or, if such capital can be raised, that it will be able to locate and obtain the necessary property or build another ambulatory surgery center.

Capital Resources

In July 1999, the Company completed a private stock offering in which 23 shares of its common stock were sold at $3,388 per share. The proceeds of this sale are being held by the Company, and are reflected on the Company's balance sheet, as cash and cash equivalents and will be used by the Company as working capital. The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If, as a result of the strategic planning that currently is underway, the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. While there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.


Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings decreased during the third quarter and the first nine months of 1999, as compared to the same periods of 1998, resulting from a decrease in the profitability of the PHO. PHO revenues decreased as a result of a decrease of $118,900 in membership fees received by SJHN from physicians who have been credentialed as SJHN providers. This decrease was anticipated as SJHN's panel stabilized. Expenses for the PHO decreased during the third quarter and first nine months of 1999 as a result of a revision to the HCC management fee allocation. The Board of Directors of the PHO and the Board of Directors of the physician-hospital organizations at Bayfront Medical Center, Inc. and South Florida Baptist Hospital, Inc. (organizations affiliated with HCC) approved a revision to the manner in which the management fee (which includes aggregate PHO fixed costs) that is paid by each physician-hospital organization to HCC is allocated, in order to align these support activities along geographic and community boundaries. The new allocation method results in a lower percentage allocated to the PHO, thereby resulting in a decrease in the PHO's general and administrative expenses.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income increased for the first nine months of 1999 but decreased during the third quarter of 1999 compared to the same periods of 1998. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The decrease between 1999 and 1998 resulted from slightly lower cash balances in 1999 than during the same period of 1998.

General and administrative expenses increased during the first nine months of 1999 and during the third quarter of 1999 compared to the same periods of 1998. The increase in expenses resulted primarily from an increase in consulting fees related to the review of the operations of SDS and an increase in legal and accounting fees related to the private stock offering held during the second quarter of 1999 (a private stock offering was not held during 1998). It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1998. Expenditures incurred relate to the compensation paid to the executive director.

During the third quarter of 1999, the Company had net income of $9,700. Therefore, the net income per common share was $23 for the third quarter of 1999. The net income per common share for the third quarter of 1998 was $69 per share. The decrease in the net income per common share for the third quarter of 1999 resulted from a decrease in net income, which was attributable to the factors described above.

Several new laws and regulations affecting the healthcare industry were adopted, at both the state and federal levels, during 1997, 1998, and 1999, including health care reform that was considered and adopted by the Florida Legislature during its 1999 Session. Additional healthcare reform legislation also has been proposed for consideration in 1999 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

Year 2000

The Company is aware of the issues associated with the programming code in existing systems as the Year 2000 approaches, and it developed an implementation plan which resolved important aspects of this issue during the second quarter of 1999. This plan involved the assessment of whether the existing hardware system and accounting software used in the management of the Company's operations were Year 2000 compliant. The third party providing the Company's administrative support services currently operates only one PC in connection with the Company's administrative operations and runs only widely-used "off the shelf" third party software in connection with performing these services. The Company has been notified by the third party handling the administrative support services that they are Year 2000 compliant at this time. The Company does not currently own or operate any Information Technology ("IT") systems, and it has not identified any non-IT systems, such as equipment with embedded chips, that currently are in operation by the Company.

The Company also has made inquiries as to the Year 2000 readiness of other third parties (including the PHO, SDS, and other unrelated third parties) that could cause a material impact on the Company. After making extensive inquiries, the Company has discovered that the PHO and SDS are in the process of upgrading and replacing systems and equipment found not to be compliant, and the Company has been informed that these entities expect to achieve Year 2000 compliance by December 1999. However, there can be no assurances that computer systems of any third party, whether related or unrelated, will be Year 2000 compliant, or that any failure to be compliant will not have a material adverse impact on the Company, its financial condition or its results of operations.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits

        27 - Financial Data Schedule (for SEC use only)

b)      Reports on form 8-K:

During the second quarter of 1999, the Company filed the following report on Form 8-K:

         Form 8-K, dated August 24, 1999, reporting under Item 4, "Changes in Registrant's Certifying Accountant," the dismissal of the Company's independent accountants and the engagement of new independent accountants.

                                   SIGNATURES



November 5, 1999

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                    ---------------------------------------
                                                 (Registrant)



Date: November 5, 1999              /s/ N. Bruce Edgerton, M.D.
                                    ---------------------------------------
                                        N. Bruce Edgerton, M.D., President
                                        St. Joseph's Physician Associates, Inc.




Date: November 5, 1999              /s/ Allen Miller, M.D.
                                    ---------------------------------------
                                        Allen Miller, M.D., Treasurer and
                                        Principal Financial Officer
                                        St. Joseph's Physician Associates, Inc.