Form 10KSB40
period 1999-12-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2000-04-14
CIK 833212

                                  FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 33-22011-A

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------
                 (Name of small business issuer in its charter)



                 FLORIDA                                       59-2858209
                 -------                                       ----------
         (State or other jurisdic-                       (IRS Employer Identi-
           tion of incorporation)                            fication No.)


         4900 North Habana Ave., Tampa, Florida                  33614
         --------------------------------------                  -----
        (Address of principal executive offices)               (Zip Code)


              Issuer's telephone number:           (813) 854-4668
                                                   --------------


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $119,663

         State the aggregate market value of the voting stock held by non-affiliates of the registrant.

              Approximately $1,386,360 as of February 29, 2000 (estimate based on book value due to lack of trading market).

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, par value $1.00 per share -- 425 shares as of March 31, 2000

         Documents incorporated by reference: None

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                                    for the
                          YEAR ENDED DECEMBER 31, 1999


                               TABLE OF CONTENTS


PART I                                                                      1

            ITEM 1.     BUSINESS                                            1
            ITEM 2.     PROPERTIES                                         31
            ITEM 3.     LEGAL PROCEEDINGS                                  31
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                          OF SECURITY HOLDERS                              32

PART II                                                                    32

            ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS.                             32
            ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                          PLAN OF OPERATION                                36
            ITEM 7.     FINANCIAL STATEMENTS                               48
            ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
                          ACCOUNTANTS ON ACCOUNTING AND
                          FINANCIAL DISCLOSURE                             48

PART III                                                                   48

            ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                          AND CONTROL PERSONS; COMPLIANCE WITH
                          SECTION 16(a) OF THE EXCHANGE ACT                48
            ITEM 10.    EXECUTIVE COMPENSATION                             53
            ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT                            53
            ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     54

PART IV                                                                    54

            ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                   54

                                     PART I


ITEM 1.  BUSINESS.

BACKGROUND

         General

         St. Joseph's Physician Associates, Inc. ("SJPA" or the "Company") is a Florida corporation which was organized on November 20, 1987 to establish, organize, and operate as an association of qualified physicians, for the purposes of engaging directly or indirectly in the provision of professional services through one or more managed care arrangements and engaging in health care related businesses, including in particular the acquisition of one-half of the voting common stock of St. Joseph's Physicians Healthcenter Organization, Inc. (the "PHO") and one-half of the outstanding common stock of Hospitals' Home Health Care of Hillsborough County, Inc., d/b/a St. Joseph's Home Health Services ("SJHHS").

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

         The PHO is principally a vehicle through which the Company and Enterprises together indirectly provide hospital and professional services to various managed care organizations and operate certain businesses. The PHO owns 100% of St. Joseph's Preferred, Inc. ("SJP") and St. Joseph's Health Network, Inc. ("SJHN"). SJP, a Florida corporation, was organized on March 13, 1991 to provide health care services as a "preferred provider" network. SJHN, also a Florida corporation, was organized on May 26, 1995 to develop a network of hospitals and physicians and to negotiate at-risk contracts with managed care organizations on behalf of its hospital and physician network. After extensive review, SJHN's Board of Directors voted to cease business operations as of December 31, 1999. The PHO also is currently the managing general partner of St. Joseph's Same-Day Surgery Center, Ltd. (the "Same-Day Surgery Center Partnership"), a Florida limited partnership which operates an ambulatory care center.

         SJHHS, a Florida corporation, was organized to provide home health services, including nursing and certain other health care services in the homes of home-bound patients. In June 1989, the Company purchased 50% of the outstanding common stock of SJHHS. The balance of the outstanding common stock of SJHHS then was owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), a wholly owned subsidiary of St. Joseph's Health Care Center, Inc. ("HCC"). On January 5, 1998, the Company sold all of its ownership interest in SJHHS to SJAS for $100,000. See

"HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. d/b/a St. Joseph's Home Health Services - Nature of SJPA Interest" in Item 1 for further discussion.

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

         An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network and, prior to its ceasing operations, in SJHN's risk-based provider network. Likewise, the Company's investment in EHMS was made with an expectation that EHMS would thus be encouraged to afford the stockholders of the Company the first opportunity to participate in the provider network that EHMS will develop.

         Organization and Operations -- General

         As currently operated, the primary function of the Company is to provide a vehicle whereby stockholders of the Company can, as a group, (1) indirectly participate (along with Enterprises) in the decision making processes affecting SJP and the Same-Day Surgery Center Partnership, (2) indirectly participate in SJHN, EHMS and other ventures in which the Company may have a direct or indirect interest, (3) realize economic benefits from the operations of such ventures; and (4) consider and evaluate the feasibility of other ventures relating to the provision of health care services and of matters affecting the medical community as a whole and the Company and its stockholders in particular. However, as to the PHO and ventures in which only an indirect interest is held through the PHO, the stockholders of the Company have only limited managerial control because, as a group, they can affect only the selection of one half of the directors of the PHO, SJP and SJHN. The Company's stockholders cannot directly participate in the management of the PHO, SJP, SJHN, or the Same Day Surgery Center Partnership, nor can they substantially participate in the decision making process affecting the PHO, SJP, SJHN, or the Same Day Surgery Center Partnership. Likewise, the Company's small percentage ownership in EHMS does not give the Company, or the stockholders of the Company, any significant managerial control with respect to EHMS.

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

         The PHO, SJP, SJHN and the Same Day Surgery Center Partnership are collectively referred to herein as the "Partially Owned Operations." The diagram on the following page is a flow chart showing the structural relationship between the Company and the Partially Owned Operations as of December 31, 1999. Because the Company's interest in SJHHS was sold on January 5, 1998, SJHHS is no longer considered as part of the Partially Owned Operations. Also, because the Company's ownership in EHMS is not significant, EHMS has not been included in the diagram as one of the Partially Owned Operations.



       [rest of page intentionally left blank, see next page for diagram]

                  [place diagram as of December 31, 1999 here]

         The Company's Ventures

         The Company's Ownership Interest in the PHO. The PHO is the Company's principal venture. In 1999, the authorized capital stock of the PHO consisted of 5,000 shares of voting common stock, par value $1.00 per share, and 6,250 shares of nonvoting (except as required by law) preferred stock, par value $20.00 per share. The Company and Enterprises each own 2,500 shares of the common stock of the PHO, constituting all of the outstanding stock of the PHO. Prior to January 31, 1997, Enterprises also owned all 6,250 shares of the preferred stock of the PHO, which preferred stock gave Enterprises the right to require the PHO to redeem its preferred stock at any time after July 31, 1992 upon 30 days notice, at par plus dividends owing with respect thereto, on the sole condition that funds be legally available therefor. Enterprises exercised its right to require redemption, and all 6,250 shares of nonvoting preferred stock were redeemed, effective on January 31, 1997, for $184,375 (including cumulative unpaid dividends). As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO.

         The PHO's Ownership Interest in SJP. The PHO owns 100% of St. Joseph's Preferred, Inc., a Florida corporation ("SJP"), organized to provide health care services through a "preferred provider" network.

         SJP has signed contracts with the Hospital Corporation, several other health care entities owned by or affiliated with the Hospital Corporation, the Same-Day Surgery Center Partnership, and approximately 430 SJPA physician stockholders (collectively referred to as the "PPO Providers"). These PPO Providers agree to accept discounted fees as payment in full for services provided to any patient covered under a contract between SJP and an employer, employer group, insurance carrier or other payor pursuant to which such payors engage the services of SJP's preferred provider network (each a "PPO Contract"). These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature which provides some economic incentive to the patient to use a PPO Provider (versus a non-PPO Provider).

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

         All current PPO Contracts are held by BayCare, and access to the PPO Providers is through the Network Linking Agreement. Currently, BayCare has 82 contracts covering approximately 25,500 enrolled employees, to provide standard preferred provider, primary care preferred provider (i.e., "gatekeeper") and various insured health care products. These include contracts with the Hospital Corporation and the Same-Day Surgery Center Partnership covering approximately 4,000 employees.

         In addition, BayCare has contracts with other managed care entities through which the PPO Providers are made available to provide services to the approximately 62,000 enrolled employees of these other entities (37,500 of such employees being under hospital services only contracts).

         The Company has indirectly participated on the Board of Directors of BayCare, because the physicians who serve on the BayCare Board of Directors as representatives of St. Joseph's Hospital have historically been nominated by SJPA. Prior to June 1998, each hospital-stockholder of BayCare was entitled to appoint four of the directors of BayCare, with two being physicians who are members of the medical staff of the respective hospital-stockholder and two being administrators of the respective hospital-stockholder. However, Amended and Restated Articles of Incorporation of BayCare were filed with the Florida Secretary of State on June 3, 1998, and the bylaws of BayCare were subsequently amended, to provide, among other things, for a total of ten directors, with each of the five hospital-stockholders of BayCare (as a result of a recent realignment of the hospital entities, there currently are only five hospital-stockholders) being entitled to appoint two of the directors, with one being the chief executive officer of the respective hospital-stockholder and one being a physician who is a member of the medical staff of the respective hospital-stockholder. Also, prior to February 1995, the bylaws of BayCare included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the physician directors of BayCare who were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at a meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the physician directors of BayCare who are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physicians or administrators) from five out of the then seven hospital-stockholders (i.e., at least two representatives of 70% of the stockholders) were present at a meeting. There can be no assurance that there will not be additional changes to the Bylaws of BayCare that would operate to further limit the impact that the physician directors of BayCare who are designated by SJPA would have on the Board of Directors of BayCare.

         The PHO's Ownership Interest in SJHN. The PHO also owns 100% of St. Joseph's Health Network, Inc., a Florida corporation ("SJHN"). SJHN, a physician-hospital organization, was incorporated on May 26, 1995 for the purpose of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts, or discounted fee-for-service contracts that will evolve over time into capitation contracts, with managed care organizations on behalf of the SJHN Providers to provide high quality, competitively priced health care services for persons residing or employed in the Hillsborough County, Florida area. The network of providers comprising the SJHN Providers is separate and distinct from the PPO Providers comprising SJP's PPO network (although many of the SJHN Providers also are PPO Providers). Because SJHN had concentrated its efforts on negotiating at-risk contracts (as opposed to the pure discounted fee-for-service contracts under which the PPO Providers provide services, without assuming direct risk), there are fewer physicians in SJHN's network, and the ratio of primary care (i.e., pediatrics, family and general internal medicine and OB-Gyn) physicians to specialist physicians is more strictly controlled.

         Between 1996 and 1999, SJHN conducted a provider credentialing process, and approximately 258 physicians were participating as SJHN Providers as of December 31, 1999. During 1999, the Board of Directors of SJHN undertook a review of SJHN's business, opportunities and strategic alternatives. Based upon the findings of this review, the Board of Directors of SJHN voted to cease SJHN's business operations as of December 31, 1999.

         The PHO's Ownership Interest in the Same-Day Surgery Center Partnership. The PHO also owns a four percent (4%) partnership interest in the Same-Day Surgery Center Partnership, and serves as managing general partner of the Same-Day Surgery Center Partnership. Accordingly, through its ownership of the PHO, the Company beneficially owns a two percent (2%) general partnership interest in the Same-Day Surgery Center Partnership. Prior to the January 31, 1997 redemption of Enterprises' preferred stock in the PHO, the Company's participation in the net income of the PHO was determined after deduction for accumulated PHO preferred stock dividends, and, thus, any cash distributed by the Same-Day Surgery Center Partnership to the PHO was applied first to accumulated unpaid dividends on the PHO preferred stock. As a result of this redemption, cash distributed by the Same-Day Surgery Center Partnership to the PHO is available for other purposes, including distribution equally to Enterprises and the Company (as the Board of Directors of the PHO deems appropriate). However, there can be no assurance that the Same-Day Surgery Center Partnership will distribute cash to the PHO or that the PHO will make any dividend distribution of any cash that it receives from the Same-Day Surgery Center Partnership.

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

         The Company's Ownership Interest in EHMS. On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of Entrusted Health Management Services, Inc. ("EHMS"), for which it paid $100,000. EHMS is a start up entity that was organized to manage and administer health benefit arrangements for self-insured employers. EHMS currently is providing services to ____ employer self-insured plan(s), (with approximately _______ employees and dependents participating in the plan) and it is negotiating with several other employers to whom it proposes to provide services. The Company has been advised that EHMS currently is working on the development of several networks of hospitals, physicians and other health care providers (each such network being referred to as an "EHMS Network"). Each such EHMS Network is expected to be designed to service a specific geographic area in west central Florida. When fully operational, the services to be provided by EHMS are planned to include designing and implementing benefit plans, offering the services of one or more provider networks, administering claims, and collecting and analyzing health care data for employers with which it contracts. The Company invested in EHMS with a primary expectation that the stockholders of the Company would be given priority in joining the network of physicians that is being developed for Hillsborough County, Florida, although there currently is no written commitment to this effect. Furthermore, as a start-up entity, there can be no assurance that EHMS will be successful in obtaining contracts with employers or in obtaining the capital funding that it will need to operate until it can generate sufficient revenues to cover its operating expenses.

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

         Also, from time to time, bills are proposed and considered by the Florida Legislature (which currently is holding its 2000 Session) and the United States Congress, and regulations are proposed by various Florida and federal regulatory agencies, that could change or expand the prohibitions on physicians' ability to refer patients to entities in which they are investors. If implemented, one or all of these legislative or regulatory proposals could substantially affect some or all of the Partially Owned Operations and the Company. There is no assurance that future legislation or regulations will not have a materially adverse effect upon the Company.

         For a more complete discussion of the regulatory environment, see the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Annual Report on Form 10-KSB (this "Report"), which provisions are hereby incorporated by reference into the discussion under this Item 1.

         Third Party Reimbursement

         Certain of the Partially Owned Operations, including the Same-Day Surgery Center Partnership, are subject to accreditation requirements in order to facilitate reimbursement from third party payors, including Medicare and Medicaid. To date, such entities have met all such requirements as are material, and the Company is not aware of any facts or circumstances which would prevent such entities from complying with such requirements. However, failure to so comply would adversely affect the ability of any such entity to be reimbursed for services provided, and therefore, would adversely affect the Company.

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

         Areas believed by the Company to be major targets of such diversification are the areas of managed care operations and ambulatory care - the respective businesses of SJP, EHMS and the Same-Day Surgery Center Partnership. Public and private efforts to shift care to less costly alternatives, as well as growing consumerism and competition, have dictated a need to provide efficiency and comfort to patients usually not available within the traditional hospital. In addition, the Medicare program's prospective payment system and reduced inpatient stays are causing intense competition to offer outpatient services at alternative sites.

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

         Business

         The PHO was organized principally as the vehicle through which the Company and Enterprises together indirectly provide hospital and professional services to various managed care organizations, and it also engages directly or indirectly in various health care related businesses. The PHO owns 100% of SJP, a Florida corporation organized on March 13, 1991 to provide health care services through a "preferred provider" network. The PHO also owns 100% of SJHN, a Florida corporation organized on May 26, 1995 to contract with managed care entities primarily on a risk bearing basis. However, in 1999, the Board of Directors of SJHN voted to cease business operations as of December 31, 1999. The PHO also is currently the managing general partner of, and in that respect owns a four percent (4%) interest in, the Same-Day Surgery Center Partnership, a Florida limited partnership that operates an ambulatory care center. In addition, the PHO owns one and one half (1 1/2) limited partnership units (out of a total of 40 units) in the Same-Day Surgery Center Partnership, but may resell these units to qualified limited partners.

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

---------------

1 See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May 1, 2000.

         Brent Amey, M.D., age 54, has been Vice President of Medical Affairs of St. Joseph's-Baptist Health Care System since August 1997, and was Vice President of Medical Affairs of St. Joseph's/St. Anthony's Health System from February 1995 to August 1997, was Chief of Emergency Medicine at St. Joseph's Hospital prior to February 1995 and was engaged in the private practice of medicine in Tampa, Florida, specializing in emergency medicine, for 21 years prior to February 1995, was a Director of St. Anthony's PHO from February 1995 through 1996, and was President of St. Anthony's PHO during 1997.

         Tommy Inzina, age 41, has been Vice President of Finance and Treasurer of BayCare Health System, Inc. since 1997, and was Director of Fiscal Services for St. Joseph's/St. Anthony's Health System from 1993 to 1997.

         Isaac Mallah, age 51, has been the President and Chief Executive Officer of St. Joseph's-Baptist Health Care System since July 1997, was the President and Chief Executive Officer of St. Joseph's/St. Anthony's Health System from January to June 1997, and was the Executive Vice President from 1993 to 1996, Vice President from 1983 to 1993, and Chief Operating Officer from 1989 to 1993 of St. Joseph's Health Care Center, Inc., Executive Vice President since 1993 and a Director since 1986 of Enterprises, Secretary/Treasurer and Director of the PHO since 1986, Secretary/Treasurer and Director of SJHHS and SJP since 1991, Vice Chairman and Director of BayCare since 1991 and Treasurer and Director of SJHN since 1995.

         Gilbert Pitisci, M.D., age 56, was Senior Vice President of the Hospital Corporation from 1993 to 1997, and was Vice President of Medical Staff Affairs of the Hospital Corporation from 1987 to 1993, President of the PHO from 1994 to 1995 and 1996 to 1997 and Chairman from 1995 to 1996, a Director of the PHO from 1989 to 1997, a Director of SJP since 1994, Chairman from 1994 to 1995 and 1996 to 1997 and President from 1995 to 1996, Secretary and Director of Enterprises from 1993 to 1997, and a Director and Vice Chairman of SJHN since 1995. Since 1974, and prior to his position at St. Joseph's Hospital, Dr. Pitisci was engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. In 1998, Dr. Pitisci returned to the private practice of medicine in Tampa, Florida, specializing in pediatrics, as an employee of HealthPoint Medical Group, which is owned by an affiliate of the Hospital Corporation.

         Fleury Yelvington, age 45, has been Chief Operating Officer of the Hospital Corporation since March 1999, and was Chief Operating Officer of St. Joseph's Hospital, Inc. and St. Joseph's Women's Hospital, Inc. from August 1997 to March 1999, Administrator of St. Joseph's Women's Hospital, Inc. from March 1995 to August 1997, and Vice President of Operations from 1993 to 1995.

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

         Although the PHO Agreement by its terms requires the stockholders of the Company to make the Offer described above, because such stockholders are not parties to the PHO Agreement, the issue has been raised as to whether stockholders are bound by such requirement. However, the Company notes that all stockholders were aware of such requirement prior to their purchase of stock and, although there can be no assurance of success, the Company would seek to enforce such requirement against a non-complying stockholder. Further, the Company would intend to avail itself of its right to repurchase the Common Stock in the Company owned by any stockholder who failed to comply with such provision. Any such repurchase would make the stockholder ineligible to participate in SJP's preferred provider network and, when operating, in SJHN's managed care arrangements, and ineligible to continue any ownership interest in the Same-Day Surgery Center Partnership.

         Notwithstanding the foregoing, the PHO has not yet decided upon whether to involve itself in any businesses other than SJP, SJHN and the Same-Day Surgery Center Partnership, and the PHO may never decide to involve itself in any other business.

         Other situations have arisen during the past several years to which the Right of First Refusal might apply (e.g., the creation of a pediatric clinic and purchase of primary care medical practices by Enterprises or its affiliates; the Company's investment in EHMS). The Company and Enterprises have expressed differing views concerning the situations created by Enterprises and by the Company, and discussions are ongoing with respect to the parameters of the Right of First Refusal and the exceptions thereto. In January 1996, Enterprises proposed that the Right of First Refusal be deleted from the PHO Agreement and replaced with a memorandum of understanding, pursuant to which the Company and Enterprises would strive to communicate with each other openly regarding possible health care related ventures and would consider requests from the other party to participate in possible health care related ventures (but with no obligation to do so). A draft of such a memorandum of understanding was prepared, and the Company has continued, so far unsuccessfully, to attempt to complete negotiations. There can be no assurance that the Company and Enterprises will be able to reach a mutually satisfactory resolution concerning the parameters and application of the Right of First Refusal.

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

         As of April 15, 2000, no Notice has been given by either party, and the Company is not presently aware of any intent on the part of either party to give such a Notice.

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

         Financial Matters

         Results of Operations. The PHO had a decrease in its consolidated revenues in 1999, resulting primarily from a decrease in the receipt by SJHN of membership fees from the physicians and the Hospital who have been credentialed as SJHN Providers. Each physician desiring to be an SJHN Provider paid a one-time membership fee of either $150 (if a primary care physician) or $1,000 (if a specialist) in connection with his or her credentialing application, which membership fees have been included in revenue if and when such physician is accepted as an SJHN Provider. The Hospital also paid a membership fee equal to the aggregate amount of membership fees paid by all of the physicians. In 1998, SJHN collected membership fees of $139,800, but no membership fees were collected in 1999. See the discussion at "ST. JOSEPH'S HEALTH NETWORK, INC. - Financial Matters," in Item 1 of this Report, which provisions are hereby incorporated by reference. Other consolidated revenues earned by the PHO during 1998 included $34,970 in fees collected by SJHN (at the rate of $1.50 per member per month) from the Hospital for the administration of its ProHealth Plus Employee Plan. SJHN did not collect any fees for the administration of the Hospital's ProHealth Plus Employee Plan during 1999, so PHO earned no consolidated revenues from SJHN in 1999.

         The PHO accounts for its 4% investment in the Same-Day Surgery Center Partnership under the equity method, because of the PHO's ability to exercise significant influence over the limited partnership. The PHO's net gain or loss resulting from its proportionate share of the partnership's revenue and expenses for the year is included in its statement of operations, included with this Report. For the year ended December 31, 1999, the PHO's equity in earnings of limited partnership was $67,295. The level of activity at the Same-Day Surgery Center Partnership has continued during the first three months of 2000 at levels comparable to 1999. While there can be no assurance that the level of activity for the Same-Day Surgery Center Partnership will continue, the Company is not aware of any reason that such level of activity should change significantly in the immediate future, although the Company cannot predict the impact of certain regulatory matters. See "SPECIAL CONSIDERATIONS -- Government Regulation" under Item 6 of this Report, which discussion is incorporated by reference into the discussion under this Item 1.

         The PHO also earned $31,370 in 1999 from its holding of 1 1/2 limited partnership units in the Same-Day Surgery Center Partnership. Income is recorded at the time distributions are declared.

         Investment income consists of distributions from certain of the Partially Owned Operations and interest on bank accounts.

         The PHO's combined cash balances decreased during 1999, primarily as a result of the decrease in the amount of revenues attributable to SJHN Providers and a decrease in the limited partner distributions from the Same-Day Surgery Center Partnership (see the discussion at "BACKGROUND - The Company's Ventures" in Item 1 of this Report, which provisions are hereby incorporated by reference).

         General and administrative expenses primarily consist of compensation paid and benefit costs incurred with respect to management staff, internal accounting costs and director and officer liability insurance premiums. Prior to 1996, the PHO had no staff and relied on Enterprises and its affiliates to perform all management and administrative functions. Since 1996, a PHO Director, a PHO Coordinator, a Provider Relations Coordinator and a Provider Relations Representative have been hired to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. The PHO will incur general and administrative costs for its share of these personnel, as well as for the share that is attributable to SJP, which will be allocated to and paid by the PHO (see the discussion at "ST. JOSEPH'S PREFERRED, INC. - Type of Business," in Item 1 of this Report, which provisions are hereby incorporated by reference). In 1998, the Board of Directors of the PHO and the boards of directors of physician-hospital organizations at Bayfront Medical Center, Inc. and South Florida Baptist Hospital, Inc. (organizations affiliated with the Hospital Corporation) approved a revision to the manner in which the management fee (which includes aggregate PHO fixed costs) that is paid by each physician-hospital organization to HCC is allocated, in order to align these support activities along geographic and community boundaries. The new allocation method resulted in a lower percentage being allocated to the PHO, thereby resulting in a decrease in general and administrative expenses for both 1998 and 1999. These general and administrative expenses are expected to remain level in 2000 and thereafter, but the PHO's aggregate general and administrative expenses are expected to decrease in 2000 as a result of the termination of business by SJHN.

         Professional fees expense consists of costs associated with the evaluation of and input with respect to new and proposed legislation and business ventures, expenditures related to consulting, legal and actuarial services with respect to implementation of new ventures, and audit fees. Professional fees expense decreased in 1999, primarily because of reduced legal fees associated with SJHN. The Company expects that in 2000 and future years, the PHO will continue to make more in depth investigations of new and proposed legislation and possible new ventures. However, it is not anticipated that any new ventures will be implemented in 2000. As a consequence, professional fees expense is not likely to increase substantially, if at all, in 2000.

         Liquidity. As of December 31, 1999, the PHO had cash balances of $269,560, representing approximately 51% of the PHO's total assets. This cash balance is a decrease from 1998 and resulted primarily because the PHO continued to incur expenses but had no income in 1999 from membership fees collected from credentialed SJHN Providers. In addition, the PHO generally receives quarterly distributions from the Same-Day Surgery Center Partnership. The Same-Day Surgery Center Partnership makes quarterly distributions in amounts equal to the amount by which the Same-Day Surgery Center Partnership's cash balances exceed the amount of the cash reserves estimated as being needed to satisfy the Partnership's cash needs over a 45 day period. In addition, the PHO earns interest income on its cash balances. For the near future, management believes it likely that its current cash inflows, together with the existing cash balances, will continue to provide sufficient funds for the PHO to pay its operating expenses, which consist primarily of management fees to HCC, personnel costs, legal, accounting, insurance, tax costs and investigations and funding of new ventures. No dividends are expected from SJP or SJHN. There can be no assurance that the PHO's revenues and existing funds will be sufficient to cover all of its expenses.

         Capital Resources. As the managing general partner of the Same-Day Surgery Center Partnership, the PHO is contingently liable for all liabilities of the partnership. As a former managing general partner of St. Joseph's Diagnostic Center, Ltd. (the "Diagnostic Center Partnership"), the PHO remains contingently liable for liabilities of the Diagnostic Center Partnership arising prior to sale by the PHO of its interest. As of December 31, 1999, the Same-Day Surgery Center Partnership had $1,881,880 in current assets in excess of current liabilities and long-term debt and the Diagnostic Center Partnership had $6,023,735 in current assets in excess of current liabilities and long-term debt. In addition, all long-term debt of the partnerships is collateralized by inventory, accounts receivable and medical equipment.

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

         Type of Business

         SJP has signed contracts with the Hospital Corporation, several other health care entities owned by or affiliated with the Hospital Corporation, the Same Day Surgery Center Partnership, and approximately 430 SJPA physician stockholders (collectively referred to as the "PPO Providers"). These PPO Providers have agreed to accept discounted fees as payment in full for services provided to any patient covered under a PPO Contract between SJP and a payor. These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature that provides some economic incentive to the patient to use a PPO Provider (versus a non-PPO Provider).

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

         The majority of the current PPO Contracts are held by BayCare, and access to SJP's PPO Providers is through the Network Linking Agreement. Currently BayCare has 82 contracts, covering approximately 25,500 enrolled employees, to provide standard preferred provider, primary care preferred provider and various insured health care products. This includes contracts with the Hospital Corporation and the Same Day Surgery Center Partnership covering approximately 4,000 employees. In addition, BayCare has entered into linking agreements with a number of other managed care entities through which the PPO Providers are made available to provide services to the approximately 62,000 enrolled employees of these other entities (37,500 of such employees being under hospital services only contracts). In addition, the PHO Director has functioned as a messenger for the Board of Directors of SJP in contracting with two additional managed care organizations.

         SJP's principal activity is to provide a "managed care" vehicle for bringing together otherwise unaffiliated service providers and groups of health care consumers, and coordinating the relationships between PPO Providers and the groups of consumers. Prior to 1996, SJP had no staff and relied on BayCare to perform all operational and marketing functions for SJP. Since 1996, a PHO Director, a PHO Coordinator, a Provider Relations Coordinator and a Provider Relations Representative have been hired to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. The portion of the personnel costs associated with the management and administration of SJP is allocated to and paid by the PHO. Accordingly, SJP has no significant income or expenses.

         Only stockholders in the Company are permitted to participate in SJP's preferred provider network. As is described under the heading "DESCRIPTION OF SECURITIES-Physician Qualifications" in Item 5 of this Report, only certain members in good standing of the Active or Senior Active Medical Staff of St. Joseph's Hospital are eligible to be stockholders in the Company. A physician must provide services at the Hospital for at least one year as a Provisional Member before qualifying to become a member of the Active or Senior Active Medical Staff. In this regard, a question arose as to whether it would be in SJP's best interest to also allow Provisional Members to participate in SJP's provider panel, in part to facilitate the provision of care by newly hired physicians in groups of PPO Providers. The Company did not believe that it was in its best interests to relax its eligibility requirements or to consent to SJP relaxing its requirements. Instead, an accommodation was reached to allow Provisional Members to be given temporary credentials as providers in BayCare's panel of providers, and the individuals then can provide services through the network linking agreement between SJP and BayCare. The temporary credentials terminate when the physician becomes eligible to be a member of the Active or Senior Active Medical Staff and does not then become a stockholder in the Company. In 1995, the Company's Board of Directors voted to instruct the Company's representatives on the Boards of Directors of the PHO and SJP to take all steps necessary to inform BayCare that it should no longer extend temporary provider contracts to members of the Provisional Medical Staff of St. Joseph's Hospital who are not primary care physicians (i.e., those physicians practicing in the areas of family or general practice, general internal medicine and general pediatrics) or specialists who join a group which already has an existing SJPA stockholder as a part of that group.

         The Company has indirectly participated on the Board of Directors of BayCare, because the physicians who serve on the BayCare Board of Directors as representatives of St. Joseph's Hospital have historically been nominated by SJPA. Prior to June 1998, each hospital-stockholder of BayCare was entitled to appoint four of the directors of BayCare, with two being physicians who are members of the medical staff of the respective hospital-stockholder and two being administrators of the respective hospital-stockholder. However, Amended and Restated Articles of Incorporation of BayCare were filed with the Florida Secretary of State on June 3, 1998, and the bylaws of BayCare were subsequently amended, to provide, among other things, for a total of ten directors, with each of the five hospital-stockholders of BayCare (as a result of a recent realignment of the hospital entities, there currently are only five hospital-stockholders) being entitled to appoint two of the directors, with one being the chief executive officer of the respective hospital-stockholder and one being a physician who is a member of the medical staff of the respective hospital-stockholder. Also, prior to February 1995, the bylaws of BayCare included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the physician directors of BayCare who were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at a meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the physician directors of BayCare who are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physicians or administrators) from five out of the then seven hospital-stockholders (i.e., at least two representatives of 70% of the stockholders) were present at a meeting. There can be no assurance that there will not be additional changes to the Bylaws of BayCare that would operate to further limit the impact that the physician directors of BayCare who are designated by SJPA would have on the Board of Directors of BayCare.

         Management

         The Bylaws of SJP prescribe a Board of Directors for SJP composed of four (4) persons, two (2) of whom are selected by the Company's Board of Directors and two (2) of whom are selected by Enterprises. Current members of the Board of Directors of SJP are:

          Company's Representatives(1)        Enterprises' Representatives(2)
          ----------------------------        -------------------------------

          Wilfred Idsten, M.D.                Isaac Mallah
          Allen Miller, M.D.                  Gilbert Pitisci, M.D.

---------------
1 See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May 1, 2000.

2 See the discussion above relating to management of the PHO for information regarding Isaac Mallah and Gilbert Pitisci, M.D.

         The above referenced SJP Board members also are Board members of BayCare.

         Financial Matters

         SJP commenced operations in July 1991. Prior to 1996, SJP did not have employees or significant administrative or other expenses, nor any significant income. Although a portion of the costs associated with the PHO Director and staff can be attributed to SJP's operations, such costs were and continue to be allocated to and paid by the PHO, so financial matters relating to SJP have not changed and are not expected to change significantly. It is anticipated that the majority of SJP's contractual arrangements will continue to be entered into via its linking agreement with BayCare. SJP also may sign individual contracts, as well, but these contracts are not expected to result in significant income for SJP.

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

         Type of Business

         SJHN was established as a physician-hospital organization for the purposes of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts with managed care organizations on behalf of the SJHN Providers, thus providing a vehicle for the SJHN Providers to share risk and receive a fair payment for health care services rendered to persons residing or employed in the Hillsborough County, Florida area. SJHN has acted as the contracting agent to review, evaluate and negotiate prepaid or capitated contracts on behalf of the SJHN Providers. Under these contracts, the primary care physicians (i.e., pediatrics, family practice and general internal medicine) and certain of the specialist physicians were compensated by a monthly capitation (i.e., fixed payment per subscriber per month) that required each physician to assume (or share with SJHN) the risk of providing the medical care needed by the subscribers in the managed care plan that were assigned to the physician. Those physicians who were not capitated also could share in the volume-of-care risk, because a portion of the fee-for-service payments that they received was withheld in risk pools. The initial invitation to join SJHN as a physician provider was extended only to SJPA stockholders. As of December 31, 1999, approximately 258 physicians had been credentialed.

         SJHN was not successful in obtaining a significant number of managed care contracts to develop the base of patients needed to spread risk and make capitation successful. As a result, in 1999, the Board of Directors of SJHN undertook a review of SJHN business, its opportunities and its strategic alternatives. As a result of this review, the Board of directors voted to terminate the business operations of SJHN. Based upon the advise of legal and accounting advisors, the Board of Directors determined that the business should cease as of December 31, 1999.

         Management

         The bylaws of SJHN prescribe a Board of Directors for SJHN composed of nine (9) persons, including five physicians (three primary care physicians and two specialists) and four hospital representatives. The bylaws also state that the Executive Director of SJPA and the PHO Director shall serve as an ex-officio board members of SJHN. Current members of the Board of Directors of SJHN are:

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

---------------
1 The Physician Representatives are all stockholders in the Company, but do not currently serve on the Board of Directors of the Company.

2 See the discussion above relating to management of the PHO and of SJP for information regarding the Hospital Representatives.

         Todd Rosenthal, age 44, received his M.D. degree from the University of Miami. Since 1984, Dr. Rosenthal has engaged in the private practice of medicine in Tampa, Florida specializing in Internal Medicine. Dr. Rosenthal is a holder of a provider contract with SJP.

         Cres Rodriguez, age 51, received his M.D. degree from the University Central de Santo Pedro in the Dominican Republic. Since 1990, Dr. Rodriguez has engaged in the private practice of medicine in Tampa, Florida specializing in Internal Medicine. Dr. Rodriguez is a holder of a provider contract with SJP.

         Vijay Diwadkar, age 50, received his M.D. degree from the Topiwala National Medical College in India. Since 1983, Dr. Diwadkar has engaged in the private practice of medicine in Tampa, Florida specializing in Family Practice. Dr. Diwadkar is a holder of a provider contract with SJP.

         Jack Mezrah, age 71, received his M.D. degree from Emory University. Since 1961, Dr. Mezrah has engaged in the private practice of medicine in Tampa, Florida specializing in Gynecology. Dr. Mezrah is a holder of a provider contract with SJP.

         Steve Ferzoco, age 50, received his M.D. degree from Tufts Medical School. Since 1981, Dr. Ferzoco has engaged in the practice of medicine in Tampa, Florida specializing in Radiology. Dr. Ferzoco's group practice is a holder of a provider contract with SJP.

         Financial Matters

         In 1998, applications and membership fees were received from approximately 81 physicians expressing an interest in joining SJHN, and 77 physicians completed the credentialing process (some of whose applications were submitted in 1997). Revenues of $139,800 were earned by SJHN from membership fees received from the physicians and the Hospital, and SJHN also earned revenues of $34,970 (at the rate of $1.50 per member per month) from the Hospital for administrative services rendered to its employees' ProHealth Plus Employee Plan in 1998.

         Since 1996, a PHO Director, a PHO Coordinator, a Provider Relations Coordinator and a Provider Relations Representative have been hired to staff the operations of the PHO, SJP, SJHN and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. The portion of the personnel costs associated with the management and administration of SJHN have been allocated to and paid by SJHN. In 1998, a portion of the PHO's fixed administrative costs were allocated to SJHN on the basis of twenty-eight percent (28%) of total fixed costs (with other entities supported by the PHO being allocated the remaining share). Total expenses for 1998 amounted to approximately $123,360, and revenues were sufficient to cover expenses.

         General and administrative expenses for 1999 decreased to $103,965 as a result of a change in the expense allocation formula. However, SJHN also did not generate revenues during 1999. No additional applications and membership fees were submitted by physicians, as SJHN's physician panel stabilized, so no membership or access fees were collected from physicians or the Hospital. In addition, accounts receivable representing amounts due from physicians and the Hospital for membership fees from prior years was written off as bad debt expense. Also, SJHN did not render administrative services to the Hospital for its employees' ProHealth Plus Employee Plan from which to generate revenues. Accordingly, SJHN's net loss for the year was $103,219.

         Impact on SJPA

         Because of the decision by the Board of Directors of SJHN to cease its business operations as of December 31, 1999, the Company does not expect to incur any future impact from SJHN.


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

         The Same-Day Surgery Center Partnership has entered into a management agreement with St. Joseph's Health Care Center, Inc. ("HCC"). HCC is the 100% owner of San Damiano, a 48% non-managing general partner of the Same-Day Surgery Center Partnership. Until renegotiated during 1999, the management agreement provided for a management fee of 2.5% of gross revenues, but this fee was changed to 4.72% of net revenues retroactive to January, 1999. Services provided under the management agreement include management of the day-to-day operations of the Same-Day Surgery Center Facility by a full-time on-site HCC employee, data processing systems and support, personnel administration, accounting services, and various other administrative services. In addition, HCC provides billing and collection services for 5% of net revenues. The Same-Day Surgery Center Partnership also has entered into agreements with anesthesiologists and other professionals to provide medical services.

         At the request of the Company's representatives on the PHO Board of Directors, an evaluation of the economic impact of the management agreement and the billing and collection agreement with HCC, as well as a number of operational issues relating to the staffing and administration of the Same-Day Surgery Center Partnership was undertaken, and a number of changes were negotiated with HCC and within the Board of Directors of the PHO. The primary changes included (1) changing the management fee paid to HCC from 2.5% of gross revenues to 4.72% of net collection (thus allowing the Same-Day Surgery Center Partnership to benefit from the contractual allowances and managed care adjustments that are common in today's health care billings); (2) a review of the billing fee that is paid to HCC to ensure that 5% is the appropriate fee for the services rendered and to consider alternatives; (3) renewal of the lease of the Same-Day Surgery Center facility upon its termination in 2.003;
(4) a review of the staffing of the Same-Day Surgery Center, and in particular the late shift, to determine the cost effectiveness of that staffing; and (5) a change in the accountants for the Same-Day Surgery Center Partnership. The changes arising from this evaluation and the negotiations resulting therefrom could have a material impact on the profitability and cash flow of the Same-Day Surgery Center Partnership.

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

         Facilities and Equipment

         The Same-Day Surgery Center Partnership leases, from Franciscan Properties, Inc., a wholly owned subsidiary of HCC and an affiliate of the Hospital Corporation, approximately 17,000 net square feet on the first floor of the St. Joseph's Medical Arts Building on the campus of the Hospital. The rent paid by the Same-Day Surgery Center Partnership currently amounts to $630,615 annually plus sales tax, and is subject to periodic escalations based on increases in the Consumer Price Index. This rental amount was reviewed and decreased by a small amount in connection with the negotiations with HCC and within the Board of Directors of the PHO regarding the Same-Day Surgery Center Partnership (see the discussion at "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD.
- Business" in Item 1 of this Report, which provisions are hereby incorporated by reference).

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

         In 1998, the Same-Day Surgery Center Partnership exercised its final option to renew the lease for five years, and the lease now expires on February 28, 2003. In connection with the negotiations with HCC and within the Board of Directors of the PHO regarding the Same-Day Surgery Center Partnership (see the discussion at "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Business" in Item 1 of this Report, which provisions are hereby incorporated by reference), Franciscan Properties, Inc. agreed to a ten-year extension of the lease term, to February 28, 2010, with the parties to review and negotiate further extensions after seven years (February 28, 2007). There can be no assurance that any such additional renewal or lease extension can be successfully negotiated.

         Financial Matters

         Results of Operations. During 1999, the Same-Day Surgery Center performed 12,231 procedures and generated approximately $8.6 million in revenues and net income of approximately $1.6 million. The Same-Day Surgery Center Facility experienced a small growth in volume of procedures of .8% in 1999, but revenues decreased approximately $300,000, as managed care contractual reimbursements and government reimbursements continued to decline.

         Liquidity. At December 31, 1999, the Same-Day Surgery Center Partnership held approximately $781,600 in cash, which accounted for 22% of total assets. In 1999, the Same-Day Surgery Center Partnership generated approximately $113,250 of cash per month after paying expenses and debt service. There can be no assurance that such level of cash flow will continue.

         Beginning with the period commencing on July 1, 1991, and for each fiscal year of the Same-Day Surgery Center Partnership thereafter, an assessment equal to 1.5% of the partnership's net revenues is being collected to fund indigent care in Florida.

         The Company is not aware of any other reason that the level of cash flow for the Partnership should change in the immediate future, except to the extent that any distributions are made, or if additional Florida or federal legislation is passed which could affect reimbursement rates or impose additional compliance expenses or there should occur continued managed care contractual changes or changes in government rules that impact reimbursements. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. During 1999, the Same-Day Surgery Center Partnership declared approximately $1.7 million in distributions to limited and general partners. This included $104,560 declared payable to the Company in respect of its five limited partner units, as well as a distribution of $69,700 declared payable to the PHO in its capacity as managing general partner. In April 2000, the Same-Day Surgery Center Partnership will distribute approximately $603,360 to partners of record on March 31, 2000. Of this amount, $36,195 will be distributed to the Company in respect of its five limited partner units, and $24,130 will be distributed to the PHO in its capacity as managing general partner.

         Capital Resources. At December 31, 1999, the Same-Day Surgery Center Partnership had approximately $2.4 million in partners' equity. This represented capital contributions from the general partners, 40 limited partner shares and accumulated earnings.

         The Same-Day Surgery Center Partnership has long-term debt consisting of a line of credit with HCC, payable in monthly installments with interest at prime rate, and a capital lease with an unaffiliated vendor for equipment, payable in thirty-six (36) monthly installments of principal plus accrued interest at the annual rate of 8.25%. At December 31, 1999, the aggregate balance of the HCC line of credit and the capital lease was approximately $20,540.

         In 1999, the Same-Day Surgery Center Partnership completed capital additions and replacements of approximately $121,870, all of which were funded from existing cash balances.

         The Same-Day Surgery Center Partnership plans capital expenditures in 2000 of approximately $296,520 in equipment and instrumentation replacements and upgrades, which are expected to be funded through additional borrowings.

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

         In addition, as indicated above, SJPA owns five limited partner units in the Same-Day Surgery Center Partnership, which are accounted for on the cost method. Revenue on the limited partners units will only be recorded by SJPA upon declaration of distributions or a gain upon sale of the units. SJPA actually received $129,940 in cash in partnership distributions in 1999 in respect of the five units it owns. SJPA also expects to receive additional cash distributions during 2000 in respect of the five units.


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

         Referral limitations, reductions in reimbursements from managed care organizations and government health plans, and increased costs negatively impacted on SJHHS' profitability. For example, health care reform legislation was enacted by the Florida Legislature in 1992, which became effective on October 1, 1994, which prohibits physician referrals for certain "designated health services" (including, among others, clinical laboratory and physical therapy services). Similar federal legislation became effective on January 1, 1995 which prohibits a physician from referring a Medicare or Medicaid patient for home health services, physical therapy services, occupational therapy services, parenteral and enteral nutrients, equipment and supplies to any entity in which the physician directly or indirectly owns a financial interest. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. As a result of this Florida and federal legislation, SJHHS was no longer able to receive referrals from physician-stockholders of the Company, and elimination of those services resulted in a significant decrease in net income on an ongoing basis, as compared to operations prior to 1995.

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

         Business

         EHMS is a start up entity that was organized to manage and administer health benefit arrangements for self-insured employers. As described to the Company, EHMS was founded and developed by several individuals, including the President and Chief Executive Officer of the Employers Health Coalition, Inc. (the "Coalition") and the Employers Purchasing Alliance, Inc. (the "Purchasing Alliance"), both of which are Florida corporations. The Coalition is comprised of approximately 144 members, each of whom is an employer who operates in west central Florida, and provides educational and advocacy services to its employer-members and their employees regarding health related issues and healthful lifestyles. The Purchasing Alliance operates a group purchasing service that offers preferred rates on health care related products and services (e.g., HMO, PPO and insurance programs, managed care plan administration, dental and vision care programs, drug testing services, outpatient laboratory services, employee assistance programs) that it negotiates with third party vendors on behalf of the employer-members of the Coalition.

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

         This "employer/physician model" initially is expected to be offered to the employer-members of the Coalition in addition to, and as an alternative to, the existing HMO, PPO and insurance products offered through the Purchasing Alliance. EHMS began to actively market its services to employer-members of the Coalition in December 1998. It currently is contracted with two employers, with approximately 4,000 covered lives, to provide its services through a network of providers that EHMS has contracted with (pending the development of its own provider network). In addition, EHMS is negotiating with several other employers to whom it proposes to provide services. EHMS also currently is working on the development of several networks of physicians, hospitals and other health care providers (each such network being referred to as an "EHMS Network"). Each EHMS Network is expected to be designed to service a specific geographic area within west central Florida. The providers in the applicable EHMS Network are expected to contract directly with EHMS on behalf of its employers (as opposed to the providers contracting through a managed care organization, such as a HMO, which then contracts with the employer). There can be no assurance that EHMS will obtain contracts with any other employers, or that it will be successful in building the EHMS Networks that will be necessary to provide services in the west central Florida area in which EHMS will concentrate its initial marketing efforts.

         The Company was advised that initial development of EHMS and its employer-physician model was funded through operational grants from various sources. EHMS began in April 1998 to privately solicit capital contributions to generate funds to finance its start-up. The funds derived from capital contributions, including the funds provided by the Company, are being used as collected, and are expected to be used, in part, to finalize systems and contracts, obtain a Florida license as a "third party administrator" (to enable EHMS to be involved in administering claims), develop the EHMS Networks, develop marketing materials, hire and pay necessary staff and implement systems in anticipation of administering the first employer contracts that are obtained.

         Once fully operational, EHMS plans to derive revenues from the services that it will offer to employers in two ways. First, EHMS plans to charge a management fee equal to 13.5% of the projected claims of each employer with which it contracts. Second, beginning in the second year of a contract with an employer, it plans to share in 10% of the savings, if any, that are derived from the efficient operation of the employer's plan. EHMS has projected that it will take approximately one and one half years to obtain contracts with employers that will generate sufficient operating revenues to cover its operating expenses. As of this time, EHMS has not obtained sufficient funding from capital contributions to cover both its start-up costs and any operating shortfall that occurs until it can generate sufficient operating revenues. There can be no assurance that EHMS will be successful in generating the initial capital funding to implement and support its start-up operations, or that EHMS will obtain employer contracts that will generate operating revenues that will be sufficient to support its ongoing business.

         Impact on SJPA

         The Company will account for its common stock investment in EHMS on the cost method. Thus, revenue derived from the EHMS common stock will only be recorded by the Company upon declaration of distributions or a gain upon sale of the stock. No distributions from EHMS were made in 1999, and none are anticipated in 2000 or the foreseeable future, and there can be no assurance that the Company ever will receive any distributions from EHMS. Likewise, although the Company has no present intention to sell the EHMS stock, there can be no assurance that the Company would be able to realize a gain, or even recover its investment, on any sale of the stock in the future.

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

         In a Final Order issued on March 16, 1995, the Board of Medicine ruled that the definition of "investor" should be broadly interpreted and concluded that each stockholder's investment interest in SJPA results in such stockholder also being an "investor" in SJHHS (by virtue of SJPA's ownership of 50% of the outstanding stock of SJHHS). Accordingly, the Board concluded that, while SJPA owned the stock of SJHHS, the stockholders of SJPA were subject to the absolute prohibition for referrals to SJHHS for the "designated health services" that are specified in the Patient Self-Referral Act of 1992. For the impact of this ruling, see the discussion under the heading "HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. d/b/a St. Joseph's Home Health Services - Nature of SJPA Interest" in Item 1 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 3. For further discussion regarding the Patient Self-Referral Act of 1992, see the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 3.

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

         Due to restrictions in the Bylaws, there is no market in the Common Stock, except for repurchase by the Company at a price equivalent to current book value. With one exception in 1999 (in which the Board of Directors of the Company allowed a stockholder whose share was to be redeemed to sell his share to another physician who wanted to become a stockholder, with the purchaser agreeing to be bound by all of the existing restrictions on the share that he purchased), all shares of the Company's Common Stock that are issued and outstanding were purchased directly from the Company. Shares sold to date include the nine shares sold to the Company's nine initial stockholders shortly after the Company's organization, shares sold in the Company's initial public offering in the third quarter of 1988, an additional 11 shares issued in several transactions not involving a public offering in the third quarter of 1990, all at $1,250 per share, an additional 19 shares issued in several transactions not involving a public offering in the third quarter of 1991 at $1,500 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1992 at $1,750 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1993 at $1,925 per share, an additional 46 shares issued in several transactions not involving a public offering in the second quarter of 1994 at $2,570 per share, an additional 43 shares issued in several transactions not involving a public offering in the second quarter of 1995 at $3,000 per share, an additional 22 shares issued in several transactions not involving a public offering in the second quarter of 1996 at $3,200, an additional 10 shares issued in several transactions not involving a public offering in the second quarter of 1997 at $3,450,and an additional 23 shares issued in several transactions not involving a public offering in the third quarter of 1999 at $3,388. There were no additional shares of Common Stock issued by the Company in 1998.

         Shares have been repurchased by the Company during the second half of 1990 and during 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998 and 1999, and
additional share repurchases are anticipated during 2000. The most recent repurchases were for $3,386 per share.

         Holders

         As of March 31, 2000, there were 425 Common Stockholders of record, each owning exactly one share.

         Dividends

         In 1999, the Company did not declare any dividends on its Common Stock. For the foreseeable future, the Board of Directors generally intends to continue to retain earnings for use in the Company's business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, capital requirements and financial condition, as well as all other relevant factors.


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

         Eligibility to Participate in Other Ventures

         An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network and, prior to the termination of it business operations, only stockholders in the Company were permitted to participate in SJHN's at-risk managed care network.

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

         Physician Qualifications

                  General. As provided in the Bylaws of the Company, only individual physicians who are members in good standing of the Active or Senior Active Medical Staff of the Hospital are qualified to be stockholders. A stockholder at all times must satisfy the foregoing requirement unless waived by a vote of two-thirds of the members of the Board of Directors. A stockholder's failure at any time to satisfy such requirement for any reason whatsoever, including death, retirement or disability, will cause a termination of such stockholder's interest, and the share of Common Stock held by such stockholder will be redeemed by the Company. In addition, in 1995, the Board of Directors voted to restrict the offering of shares to only those Active and Senior Active members of the Medical Staff of the Hospital who are primary care physicians (i.e. family or general practitioners, general internists and general pediatricians) or specialists who are members of a group in which at least one existing SJPA stockholder also is a part. If additional shares of stock of the Company are sold in 2000, it is possible that similar restrictions on potential investors could be imposed again by the Board of Directors.

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

                  Special Payment Terms For New Stockholders. Historically, physicians have been given the opportunity to become stockholders of the Company during specified offering periods by paying the then applicable purchase price in cash. Recently, a concern was expressed to the Company that many younger primary care physicians (i.e., family practitioners, general practitioners, general internists and general pediatricians) have been deterred from purchasing stock because the purchase price is required to be paid all at once. More recently, this same concern was expressed on behalf of younger specialist physicians. The Company has recognized the importance of having a substantial number of younger physicians available in the pool of physicians who may participate in the preferred provider network offered by SJP, or for other managed care ventures in which the Company may become involved in the future. As an inducement for younger physicians, the Company first decided that primary care physicians, and then in 1999 decided that all physicians who become eligible to purchase stock in the Company, should be offered the option, at the time that an offering of Common Stock is to proceed, of either paying the entire purchase price for a share of stock at the time of purchase or making three annual installments of the purchase price. In 1997, the Board of Directors of the Company decided that interest should be charged on the deferred installments (prior to 1997, the installments were due without interest). The interest rate is determined on the date of the promissory note evidencing the installment obligation, based upon the "applicable federal rate" (i.e., the rate necessary to avoid imputed interest on a "below market" loan under the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder), and it is fixed for the period that the installment obligation remains outstanding.

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


                     [rest of page left intentionally blank]

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following table sets forth, for the periods indicated, selected financial data with respect to the Company:


                                                                   YEAR ENDED DECEMBER 31,
                                     1999             1998           1997           1996              1995
                                  ----------       ----------     ----------     -----------      ----------
Equity (deficit) in net
 earnings of investees            $  (36,247)      $   42,971     $    2,763     $   146,911      $   16,402

Distribution income                  104,563          125,040        120,040         154,080         139,880

Net income (loss)                    (20,824)          41,141       (144,780)        133,111          63,068

Income per common share(1):

    Net income (loss)                    (49)              96           (333)            307             154


Total assets                       1,496,169        1,527,202      1,408,868       1,584,002       1,406,982

Long-term obligations                    -0-              -0-            -0-             -0-             -0-

Cash dividends declared
  per common share                       -0-              -0-            -0-             -0-             -0-

1 The adoption of Financial Accounting Standards Board ("FASB") Statement 128, Earnings per Share, had no effect on the computation of income per common share.

         Because there exist material uncertainties as to matters that could affect the Company, the data reflected above may not be indicative of the Company's future financial condition or results of operations. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 6.

         1999 vs. 1998

         In 1999, revenues decreased as a result of a decrease in the profitability of the PHO and a decrease in distribution income received from the Same-Day Surgery Center Partnership. The decrease in the profitability of the PHO is primarily a result of a decrease in membership fees and administrative fees associated with SJHN. The fourth quarter distribution from the Same-Day Surgery Center Partnership also was decreased, in order for the Same-Day Surgery Center Partnership to maintain the necessary cash on hand for operations. This reduction was necessary as the cash receipts of the Same-Day Surgery Center Partnership were lower than usual in December

1999 because Medicare and many managed care companies delayed payment until after January 1, 2000 (the explanation given being to avoid expected Year 2000 problems).

         Expenses increased in 1999 because of increases in general and administrative expenses relating to (1) legal fees related to the EHMS investment and issues relating to the PHO and Same-Day Surgery Center Partnership negotiations, (2) accounting fees related to the year-end audit and reviews of the Company's quarterly and annual SEC reports, and (3) filing fees associated with the Company's change in auditors on August 17, 1999. It is anticipated that general and administrative expenses will continue to be incurred in 2000 at levels consistent with 1999.

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


      Year              Shares Issued           Per Share Price        Total Consideration Received
      ----              -------------           ---------------        ----------------------------
      1990                  11                      $1,250                        $13,750
      1991                  19                      $1,500                        $28,500
      1992                  62                      $1,750                       $108,500
      1993                  62                      $1,925                       $119,350
      1994                  46                      $2,570                       $118,220
      1995                  43                      $3,000              $119,000 cash plus $10,000
                                                                                 in notes
      1996                  22                      $3,200               $63,800 cash plus $6,600
                                                                                 in notes
      1997                  10                      $3,450                        $34,500
      1998                   0                        $0                            $0
      1999                  23                      $3,388               $50,827 cash plus $27,097
                                                                                 in notes

The following table sets forth information concerning share repurchases:


           Time Period                   Shares Repurchased                Total Amount Paid
           -----------                   ------------------                -----------------
       Second half of 1990                        6                              $ 5,639
       Second half of 1991                        3                              $ 3,512
       Second half of 1992                        3                              $ 5,769
       Second half of 1993                        4                              $ 8,124
       Second half of 1994                        5                              $13,134
       First half of 1995                         1                              $ 2,627
       Second half of 1995                        5                              $15,241
       First half of 1996                         1                              $ 3,048
       Second half of 1996                       15                              $45,848
       Second half of 1997                       12                              $39,376
       First half of 1998                         1                              $ 3,048
       Second half of 1998                       13                              $40,540


         Time Period                      Shares Repurchased                Total Amount Paid
         -----------                      ------------------                -----------------
       First half of 1999                         4                              $12,727
       Second half of 1999                        9                              $30,474

         No dividends were declared in 1999, and no dividends are contemplated in the near future.

         No dividends were received from the PHO in 1999 and no dividends are expected from the PHO in 2000. All operating cash in 1999 was derived from the distributions with respect to the Company's limited partner units in the Same-Day Surgery Center Partnership. Operating cash in 2000 is expected to be derived from distributions with respect to the Company's limited partnership units in the Same-Day Surgery Center Partnership and from cash on hand at the end of 1999. Such cash is anticipated to meet the Company's cash needs during 2000. Further, the Company may elect to conduct a private offering of its Common Stock in 2000 at a price that will be determined based upon the then per share book value of the Company's stock. See the discussion under the heading "Physician Qualifications" in Item 5 of this report, which discussion is hereby incorporated by reference into the discussion under this Item 6. If additional shares are sold in this fashion, such purchases will reduce the percentage of the Company owned by each shareholder, and thus also the percentage of the net income and net assets attributable to each shareholder.

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

         Government Regulation

         Several new laws and regulations affecting the health care business were adopted, at both the state and federal levels, during the last several years, including 1998 and 1999. Additional healthcare reform currently is being considered by the Florida Legislature during its Session that began during the first week of March 2000 and currently is scheduled to continue through the first week in May. Additional health care reform legislation also is has been proposed for consideration in 2000 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, the Partially Owned Operations, EHMS and the stockholders of SJPA.

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

         The Same-Day Surgery Center Partnership is subject to the Assessment. The partnership provided for this accrued expense in its financial statements for the period ended December 31, 1999. See the discussion under "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Financial Matters" in Item 1 of this Report, which provisions are hereby incorporated by reference into this Item 6. The Assessment adversely impacts the cash flow available for distribution to the investors in the partnership, which, in turn, impacts on the cash flow of the PHO and the Company.

         Fraud and Abuse in Health Care Programs. The Medicare Anti-Kickback Statute (the "Statute"), which came into law in the 1970's, is violated by anyone who offers, pays or receives "remuneration" in return for referring (or inducing a referral) or for purchasing, leasing or ordering any business reimbursed under the Medicare or Medicaid Program. This law is commonly known as the "fraud and abuse statute." The Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("DHHS") has published final Medicare and Medicaid fraud and abuse safe harbor regulations (collectively, the "Regulations"). The Regulations, which became effective immediately upon publication, are designed to identify certain arrangements that fall within "safe harbors" and are deemed not to be violations of the Statute.

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

         Additional Regulations were published on November 5, 1992, which added two additional safe harbors that were specifically designed to address the relationships between healthcare providers, managed care organizations (i.e., health maintenance organizations and preferred provider organizations), and enrollees in managed care organizations. These safe harbors include protections for: (1) incentives to enrollees (including waiver of coinsurance and deductible amounts), and (2) negotiated price reductions between healthcare providers and managed care organizations.

         Additional Regulations then were published on November 19, 1999, which revised or clarified several existing safe harbors and added eight new safe harbors. These safe harbors include protections for: (1) investment interests in under served areas; (2) ambulatory surgical centers; (3) investment interests in physician group practices; (4) recruitment of health care practitioners by hospitals; (5) obstetrical malpractice insurance subsidies provided by hospitals and others in under served areas; (6) referral agreements to specialty physicians in which it is understood that the specialist will refer the patient back to the referring physician when medically appropriate; (7) cooperative hospital service organizations; and (8) sale of a physician practice in a health professional shortage area.

         Of the additional new Regulations, only the safe harbor protecting certain ambulatory surgical centers appears to apply to the Company and the Partially Owned Operations. As structured, the Same-Day Surgery Center Partnership does not appear to comply with all of the guidelines and standards that apply to an ambulatory surgical center that is owned by a hospital and physicians. Also, as structured, the Same-Day Surgery Center Partnership does not comply with the guidelines and standards established by the Regulations for investment interests. Nevertheless, the Company has no intention, and it believes that none of the entities responsible for operation or management of any of the Partially Owned Operations intends, to be involved in arrangements that constitute a fraud and abuse violation. The Company's representatives on the PHO Board of Directors will use their best efforts to ensure that, to the extent feasible, the Same-Day Surgery Center Partnership will evaluate and comply with the guidelines and standards of the applicable safe harbors. Also, the Company believes that the various rental and management contract arrangements to which the various Partially Owned Operations are parties and any group purchasing arrangements in which any of the Partially Owned Operations may participate, comply with the applicable provisions of the Regulations.

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

         The net effect of these changes is to further augment the arsenal of criminal and civil statutes available to the federal government to combat actual or perceived health care fraud and abuse. The Company and the Partially Owned Operations are continuing to evaluate how these laws and regulations may impact on their business arrangements and relationships.

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

         The Patient Self-Referral Act was amended by the Florida Legislature during its 1999 Session, with the amendments being effective on July 1, 1999. The amendments clarified several provisions of the law and added new safe harbors for group practices which take outside referrals for diagnostic imaging services. To the Company's knowledge, these changes do not directly affect the Company or the Partially Owned Operations.

         One provision of the Patient Self-Referral Act allows a person or an entity that could be affected by the prohibitions included in the Patient Self-Referral Act to request that AHCA, or the applicable professional board (now under the Florida Department of Health), issue a declaratory statement defining how the applicable state agency interprets an ambiguous provision of the Patient Self-Referral Act. As a result, interpretations of the law periodically are made as declaratory statements (e.g., see the discussion under "LEGAL PROCEEDINGS - Declaratory Statement Action With Respect to SJHHS" in Item 3 of this Report, which provisions are hereby incorporated by reference into this Item 6). The Company is continuing to review the applicability to the various Partially Owned Operations of each of the specific provisions of the Patient Self-Referral Act that remain in effect.

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

         With respect to SJP (and to SJHN, prior to its ceasing to conduct business), the Company does not believe that these entities provide or will provide health services. Rather, they act to facilitate the direct provision of health services by PPO Providers (or by SJHN Providers, prior to SJHN ceasing to conduct business) to the individuals contracting for such services. Accordingly, the Company does not believe that the Patient Self-Referral Act's provisions relating to limitation on referrals would apply to SJP (or applied to SJHN prior to its ceasing to conduct business).

         If violations of the Patient Self-Referral Act are found, then the applicable entity, and the physician who makes the prohibited referral, could be subject to penalties. The penalties are as follows. Any health care provider who makes a prohibited referral will be subject to disciplinary action by the appropriate professional board of the Florida Department of Health. Any entity or person that presents or causes to be presented a claim for services that were rendered pursuant to a prohibited referral is subject to a civil penalty of not more than $15,000 for each such claim. Finally, any health care provider or entity that enters into a cross-referral arrangement which is designed to circumvent the provisions of the Patient Self- Referral Act will be subject to a civil penalty of not more than $100,000 for each such cross-referral arrangement.

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

         The Florida Legislature currently is holding its 2000 Regular Session, and pending legislation, among other things, could affect the scope and applicability of the Patient Self-Referral Act. However, the Company cannot currently predict whether any pending legislation will ever become law, or, if it does, what the impact of the legislation could be on the Company and on the various Partially Owned Operations. There can be no assurance that the Patient Self-Referral Act as it is implemented and refined over time, will not have a substantial adverse impact on the amount of revenues received by each of the Partially Owned Operations for specific services rendered.

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

         OBRA '93 also extended the scope of the federal prohibition on physicians referring Medicare patients to entities in which they own a financial interest or have a compensation arrangement. Prior to OBRA '93, federal law prohibited referrals to entities in which a physician holds a financial interest or has a compensation arrangement only with respect to referrals for clinical laboratory services (the so-called "Stark I Referral Prohibition"). OBRA '93 extended the prohibition to cover referrals for other "designated health services," including (1) clinical laboratory services, (2) physical therapy services, (3) occupational therapy services, (4) radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, (5) radiation therapy services, (6) the furnishing of durable medical equipment, (7) parenteral and enteral nutrients, equipment and supplies, (8) prosthetics, orthotics and prosthetic devises, (9) home health services, (10) outpatient prescription drugs and (11) inpatient and outpatient hospital services (the so-called "Stark II Referral Prohibitions"). Generally, OBRA '93 prohibits a physician with an ownership or investment interest in or a compensation arrangement with an entity from making referrals to that entity for the furnishing of any of the "designated health services".

         The extension of the Stark II Referral Prohibitions were effective for referrals made after December 31, 1994 (other than for clinical laboratory services, which prohibition became effective on January 1, 1992).

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On August 17, 1999, the Company dismissed Ernst and Young, LLP as its certifying accountant and engaged the services of Kirkland, Russ, Murphy and Tapp, CPAs as its new certifying accountant. This action was described in Form 8-K, dated August 24, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

QUALIFICATION AND ELECTION

         The Bylaws of the Company provide that the Board of Directors is to be composed of nine of its stockholders, consisting of four stockholders representing surgery specialties, four stockholders representing non-surgery specialties and one stockholder who is a hospital-based physician. The directors are to serve staggered terms of four years each, with the exception of the hospital-based physician-director who serves for a one-year term. The directors representing non-surgery specialties are to be selected from the Hospital's Departments of Internal Medicine, Family Practice, Pediatrics and Psychiatry; provided, however, that at least one primary care physician at all times is to serve on the Board of Directors. The directors representing surgery specialties are to be selected from the Departments of General Surgery, Cardiac Surgery, Ophthalmology, Otolaryngology, Orthopedics and Urology; provided, however, that at least one general surgeon at all times is to serve on the Board of Directors.

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

         The Bylaws of the Company require that all officers must be directors, and that the officers at all times must be equally divided between representatives of surgery specialties and representatives of non-surgery specialties, except that one office may be filled by a hospital-based physician.

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



DIRECTORS AND OFFICERS

         All of the following individuals are members of the Board of Directors at the present time and have served continuously since the dates of their election shown below. Information regarding the present officers and directors of the Company and specialties represented is as follows:


                                                         Has Served
                                         Principal          As a        Expiration      Office
                                        Occupation        Director      of Term of     Currently
Name                           Age    or Employment(1)      Since         Office         Held
----                           ---    ----------------   ----------     ----------  --------------
Anthony Brannan, M.D.**        46        Physician          1994           2002        Chairman
Norman Castellano, M.D.*       53        Physician          1994           2002
Angel Docobo, M.D.**           44        Physician          1999           2003
N. Bruce Edgerton, M.D.*       53        Physician          1995           2003        President
F. Lane France, M.D.*          61        Physician          1997           2001
Wilfred Idsten, M.D.***        46        Physician          1999           2000
Bill Luria, M.D.**             53        Physician          1996           2000        Secretary
Benedict S. Maniscalco, M.D.*  58        Physician          1996           2000     Vice President
Allen Miller, M.D.**           50        Physician          1997           2001        Treasurer

---------------
(1) Each of the directors and officers has been engaged in the practice of medicine in the Tampa, Florida area for the last five years.

*        non-surgery specialties
**       surgery specialties
***      hospital based

         The following individuals have been nominated for election to four year term positions or one year term positions, as indicated, on the Company's Board of Directors, such election to be held at the Company's upcoming annual meeting of stockholders on May 1, 2000:


          Name                           Age           Occupation       Term of Office
          ----                           ---           ----------       --------------
Bill Luria, M.D.**                       53            Physician           4 years
Benedict S. Maniscalco, M.D.*            58            Physician           4 years
Carlos Dalence, M.D.***                  42            Physician           1 year

*        non-surgery specialties
**       surgery specialties
***      hospital based

         None of the directors (present or nominated) or officers of the Company are related by blood, marriage or adoption.

         Anthony Brannan, M.D., age 46, received his M.D. degree from Vanderbilt University School of Medicine. Since 1986, Dr. Brannan has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Brannan also is a Director of the PHO, a limited partner in the Same-Day Surgery Center Partnership, and a holder of a provider contract with SJP.

         Norman Castellano, M.D., age 53, received his M.D. degree from the University of Guadalajara. Since 1978, Dr. Castellano has been engaged in the private practice of medicine in Tampa, Florida, specializing in internal medicine. Dr. Castellano also is a Director of the PHO and a holder of a provider contract with SJP.

         Angel Docobo, M.D., age 44, received his M.D. degree from the University of South Florida. Since 1985, Dr. Docobo has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Docobo also is a holder of a provider contract with SJP.

         N. Bruce Edgerton, M.D., age 53, received his M.D. degree from the University of Florida. Since 1978, Dr. Edgerton has engaged in the private practice of medicine in Tampa, Florida, specializing in gastroenterology. Dr. Edgerton also is a Director of the PHO, a limited partner in the Same-Day Surgery Center Partnership, and a holder of a provider contract with SJP.

         Lane France, M.D., age 61, received his M.D. degree from Temple University. Since 1971, Dr. France has engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. Dr. France also is a holder of a provider contract with SJP.

         Wilfred Idsten, M.D., age 46, received his M.D. degree from the University of Southern California. Since 1987, Dr. Idsten has been engaged in the private practice of medicine in Tampa, Florida, specializing in emergency medicine. Dr. Idsten also is a Director of SJP, a Director of BayCare and a holder of a provider contract with SJP.

         Bill Luria, M.D., age 53, received his M.D. degree from the Far Eastern University in the Philippines. Since 1985, Dr. Luria has engaged in the private practice of medicine in Tampa, Florida, specializing in plastic surgery. Dr. Luria also is a Director of the PHO and a holder of a provider contract with SJP.

         Benedict S. Maniscalco, M.D., age 58, received his M.D. degree from Duke University. Since 1976, Dr. Maniscalco has engaged in the private practice of medicine in Tampa, Florida, specializing in cardiology. Dr. Maniscalco also is a Director of the PHO and a holder of a provider contract with SJP.

         Allen Miller,. M.D., age 50, received his M.D. degree from McGill University. Since 1979, Dr. Miller has been engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Miller also is a Director of SJP, a Director of BayCare, and a holder of a provider contract with SJP.

         Carlos Dalence, M.D., age 42, received his M.D. degree from Vanderbilt University School of Medicine. Since 1993, Dr. Dalence has been engaged in the private practice of medicine in Tampa, Florida, specializing in pathology. Dr. Dalence also is a holder of a provider contract with SJP.



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

         A potential conflict of interest also exists with respect to the requirement that any group of ten percent (10%) or more of the stockholders of the Company must offer to the PHO the right to engage in a health care venture pursuant to the right of first refusal provisions in the PHO Agreement. The interests of the Company's representatives on the PHO Board of Directors (or the interests of the Company's Board of Directors in directing its representatives on the PHO Board of Directors) in voting to accept or reject the right to engage in the venture may conflict with the interests of the offering stockholders.

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


  Title of              Name of Beneficial               Amount and Nature of          Percent
   Class                       Owner                     Beneficial Ownership         of Class
  --------           -----------------------             --------------------         --------
Common Stock         Anthony Brannan, M.D.                     1 Share                    *
Common Stock         Norman Castellano, M.D.                   1 Share                    *
Common Stock         Carlos Dalence, M.D.**                    1 Share                    *
Common Stock         Angel Docobo, M.D.                        1 Share                    *
Common Stock         N. Bruce Edgerton, M.D.                   1 Share                    *
Common Stock         F. Lane France, M.D.                      1 Share                    *
Common Stock         Wilfred Idsten, M.D.                      1 Share                    *
Common Stock         Bill Luria, M.D.**                        1 Share                    *
Common Stock         Benedict S. Maniscalco, M.D.**            1 Share                    *
Common Stock         Allen Miller, M.D.                        1 Share                    *

                                                               10 Shares              2.35%

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

                  Financial Statements of Issuer

                  - Report of Kirkland, Russ, Murphy and Tapp, CPAs dated January 13, 2000, as to the financial statements of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1999 and 1998.

                  - Balance Sheets of St. Joseph's Physician Associates, Inc. as of December 31, 1999 and 1998.

                  - Statements of Operations of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1999 and 1998.

                  -        Statements of Changes in Stockholders' Equity of St.
                           Joseph's Physician Associates, Inc. for the years ended December 31, 1999 and 1998.

                  - Statements of Cash Flows of St. Joseph's Physician Associates, Inc. for the years ended December 31, 1999 and 1998.

                  -        Notes to Financial Statements.

                  Consolidated Financial Statements of St. Joseph's Physicians-Healthcenter Organization, Inc., an entity 50% or less owned by issuer.

                  - Report of Kirkland, Russ, Murphy and Tapp, CPAs dated February 25, 2000, as to the Consolidated Financial Statements of St. Joseph's Physicians- Healthcenter Organization, Inc. for the years ended December 31, 1999 and 1998.

                  - Consolidated Balance Sheets of St. Joseph's Physicians-Healthcenter Organization, Inc. as of December 31, 1999 and 1998.

                  - Consolidated Statements of Operations of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1999 and 1998.

                  - Consolidated Statements of Changes in Stockholders' Equity of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1999 and 1998.

                  - Consolidated Statements of Cash Flows of St. Joseph's Physicians-Healthcenter Organization, Inc. for the years ended December 31, 1999 and 1998.

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



         (b) Reports on Form 8-K:


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

ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


By: /s/ N. BRUCE EDGERTON, M.D.                                                        4/13/00
    ------------------------------------------------                              ----------------
        N. BRUCE EDGERTON, M.D., President, Director                                          Date

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ N. BRUCE EDGERTON, M.D.                                                        4/13/00
    ------------------------------------------------                              ----------------
        N. BRUCE EDGERTON, M.D., President, Director                                          Date

By: /s/ ANTHONY BRANNAN, M.D.                                                          4/13/00
    ------------------------------------------------                              ----------------
        ANTHONY BRANNAN, M.D., Chairman, Director                                             Date
            (principal executive officer)

By:
    ------------------------------------------------                              ----------------
        BENEDICT S. MANISCALCO, M.D., Vice President,                                         Date
            Director

By: /s/ BILL LURIA, M.D.                                                               4/13/00
    ------------------------------------------------                              ----------------
        BILL LURIA, M.D., Secretary, Director                                                 Date

By: /s/ ALLEN MILLER, M.D.                                                             4/13/00
    ------------------------------------------------                              ----------------
        ALLEN MILLER, M.D., Treasurer, Director                                               Date
            (principal financial and accounting officer)

By: /s/ NORMAN CASTELLANO, M.D.                                                        4/13/00
    ------------------------------------------------                              ----------------
        NORMAN CASTELLANO, M.D.                                                               Date


By:
    ------------------------------------------------                              ----------------
       ANGEL DOCOBO, Director                                                                 Date

By:
    ------------------------------------------------                              ----------------
       F. LANE FRANCE, M.D., Director                                                         Date

By:
    ------------------------------------------------                              ----------------
       WILFRED IDSTEN, M.D., Director                                                         Date

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT").


         The following materials are included herewith and furnished to the Commission for its information:

                  (1) One copy of the form of proxy and related materials sent to the registrant's security holders with respect to its 2000 annual meeting of stockholders.

         The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

         No annual report or similar material, other than as furnished herewith, has been sent to the security holders of the registrant with respect to its 2000 annual meeting of stockholders.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


For the fiscal year ended December 31, 1999       Commission File No. 33-22011-A


                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                INDEX TO EXHIBITS


Exhibit
Number     Item
-------    ----
27         Financial Data Schedule (For SEC Use Only)

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS

                                   MAY 1, 2000


         You are cordially invited to attend the 2000 Annual Meeting of the stockholders of St. Joseph's Physician Associates, Inc., which will be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King, Jr. Blvd., Tampa, Florida, on Monday, May 1, 2000 at 6:00 p.m., local time, for the following purposes:

         (1) To elect three directors, two to serve terms of four years and one to serve a term of one year;

                                             and

         (2) To transact such other business as may properly come before the meeting or any adjournments thereof.

         Only stockholders of record at the close of business on March 15, 2000 are entitled to notice of and to vote at the meeting or any adjournments thereof.

         Accompanying this Notice of Annual Meeting is a form of proxy. In the event that you will be unable to attend the meeting, please sign, date and return the proxy in the enclosed return envelope.


                                            By order of the Board of Directors


                                            ----------------------------------
                                            Bill Luria, Secretary


March 28, 2000

Enclosures

       ST. JOSEPH'S PHYSICIAN
          ASSOCIATES, INC.

        FINANCIAL STATEMENTS
     DECEMBER 31, 1999 AND 1998
(WITH INDEPENDENT AUDITORS' REPORT)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
St. Joseph's Physician
  Associates, Inc.:

We have audited the accompanying balance sheets of St. Joseph's Physician Associates, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physician Associates, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




January 13, 2000

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998




                                                                       1999              1998
                                                                   -----------       ----------
                             ASSETS
Current assets:
     Cash and cash equivalents                                     $ 1,115,984        1,202,252
     Distribution receivable from limited partnership
       investments                                                      14,938           40,315
     Recoverable income taxes                                           26,665            9,660
     Prepaid expenses                                                    6,375            6,521
                                                                   -----------       ----------

                  Total current assets                               1,163,962        1,258,748

Equity investments                                                     212,207          248,454
Other investments                                                      120,000           20,000
                                                                   -----------       ----------

                                                                   $ 1,496,169        1,527,202
                                                                   ===========       ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued expenses                                                   23,692           28,998
     Due to related party                                                1,953            8,276
                                                                   -----------       ----------

                  Total current liabilities                             25,645           37,274

Deferred income taxes                                                   76,265           84,771

Stockholders' equity:
     Common stock, $1 par value; 7,500 shares authorized,
       415 shares issued and outstanding at December 31, 1999
       and 1998                                                            415              415
     Common stock subscribed, 12 shares at December 31, 1999
      and 2 shares at December 31, 1998                                     12                2
     Subscription receivable                                           (27,097)          (2,300)
     Additional paid-in capital                                        689,239          654,526
     Retained earnings                                                 731,690          752,514
                                                                   -----------       ----------

                  Total stockholders' equity                         1,394,259        1,405,157
                                                                   -----------       ----------

                                                                   $ 1,496,169        1,527,202
                                                                   ===========       ==========


See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                            STATEMENTS OF OPERATIONS

                           DECEMBER 31, 1999 AND 1998


                                                                        1999           1998
                                                                     ---------       -------

Revenues:
     Distribution income                                             $ 104,563       125,040
     Equity in net earnings of investees                               (36,247)       42,971
                                                                     ---------       -------

                                                                        68,316       168,011

Expenses:
     Salaries                                                           40,000        40,000
     General and administrative                                        113,487       111,186
                                                                     ---------       -------

                              Operating income                         (85,171)       16,825

Interest income                                                         51,347        54,687
                                                                     ---------       -------

                              Income (loss) before income taxes        (33,824)       71,512

Provision (benefit) for income taxes                                   (13,000)       30,371
                                                                     ---------       -------

Net income (loss)                                                    $ (20,824)       41,141
                                                                     =========       =======

Net income (loss) per common share - basic and diluted               $  (49.46)           96
                                                                     =========       =======

Weighted average shares outstanding and subscribed                         421           428
                                                                     =========       =======



See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                         Common                      Additional
                                  Common stock           stock      Subscriptions      Paid-in          Retained
                               Shares       Amount     Subscribed    Receivable        Capital          Earnings            Total
                               ------       ------     ----------   -------------    ----------         ---------        ----------

Balances at  December 31,
                    1997         428         $ 428           3          (4,500)         698,101          643,110          1,337,142

Sale and subscription of
 common stock                      1             1          (1)          2,200               --               --              2,200

Redemption of common
 stock                           (14)          (14)         --              --          (43,575)              --            (43,589)

Adjustment to carrying
 value of investment,
  net of taxes                    --            --          --              --               --           68,263             68,263

Net income                        --            --          --              --               --           41,141             41,141
                                ----         -----         ---         -------         --------         --------         ----------

Balances at December 31,
                    1998         415           415           2          (2,300)         654,526          752,514          1,405,157

Sale and subscription
 of common stock                  13            13          10         (24,797)          77,901               --             53,127

Redemption of common
 stock                           (13)          (13)         --              --          (43,188)              --            (43,201)

Net loss                          --            --          --              --               --          (20,824)           (20,824)
                                ----         -----         ---         -------         --------         --------         ----------
Balances at December 31,
                    1999         415         $ 415          12         (27,097)         689,239          731,690          1,394,259
                                ====         =====         ===         =======         ========         ========         ==========




See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                    1999                1998
                                                                                -----------         ----------

Cash flows from operating activities:
   Net (loss) income                                                            $   (20,824)            41,141
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Equity in net earnings of investees                                         36,247            (42,971)
         Distribution income                                                       (104,563)          (125,040)
         Changes in operating assets and liabilities:
              Recoverable income taxes                                              (17,005)            (9,660)
              Prepaid expenses                                                          146               (146)
              Accrued expenses                                                       (5,306)             8,241
              Due to related party                                                   (6,323)             7,635
              Income taxes payable                                                       --            (28,340)
              Deferred income taxes                                                  (8,506)            20,783
                                                                                -----------         ----------

                        Net cash used in operating activities                      (126,134)          (128,357)

Cash flows from investing activities:
   (Purchase) sale of investment                                                   (100,000)           100,000
   Distributions received                                                           129,940            121,365
                                                                                -----------         ----------

                        Net cash provided by
                          investing activities                                       29,940            221,365

Cash flows from financing activities:
   Payments received of stock subscriptions                                           2,300              2,200
   Proceeds from sale of common stock                                                50,827                 --
   Redemption of common stock                                                       (43,201)           (43,589)
                                                                                -----------         ----------

                        Net cash provided by (used in)
                          financing activities                                        9,926            (41,389)
                                                                                -----------         ----------

(Decrease) increase in cash and cash equivalents                                    (86,268)            51,619

Cash and cash equivalents at beginning of year                                    1,202,252          1,150,633
                                                                                -----------         ----------

Cash and cash equivalents at end of year                                        $ 1,115,984          1,202,252
                                                                                ===========         ==========




See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         (a)      Organization

                  St. Joseph's Physician Associates, Inc. (Company) was organized on November 20, 1987 to establish and operate an association of qualified physicians and engage directly or indirectly in health care related ventures.

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

                  In June 1989, the Company acquired 4,000 shares of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc. d/b/a St. Joseph's Home Health Services (HHC) for $10 per share. On January 5, 1998, the Company sold its 4,000 shares of HHC to St. Joseph's Ancillary Services, Inc. for $100,000. No gain or loss was reported because the sale price equaled the investments recorded book value at the date of the sale.

                  On March 3, 1999, the Company purchased approximately 3% of the common stock of Entrusted Health Management Services, Inc. (EHMS) for $100,000. EHMS is a development stage enterprise that was organized to manage and administer health benefit arrangements for self-insured employers. EHMS commenced operations in June 1999. Certain stockholders of the Company are also stockholders of EHMS.


         (b)      Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                                                                    (continued)

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         (c)      Equity Investments

                  The Company accounts for its investment in the PHO on the equity method. Accordingly, this investment has been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition. None of the assets or liabilities of the investment is included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in the equity investment.

         (d)      Other Investments

                  The Company owns five limited partnership units, a 6% interest in St. Joseph's Same-Day Surgery Center, Ltd. (Surgery Center). Management has not actively marketed these partnership units and intends to hold them beyond one year. Accordingly, this investment is presented as noncurrent, other investments. The investment is accounted for at cost due to the limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions from the Surgery Center are recorded as income when declared and reported as distribution income.

                  The Company's 3% interest in Entrusted Health Management Services, Inc. (EHMS) for $100,000 is also accounted for at cost due to the limited percentage interest and inability to exercise significant influence. This investment is presented as non-current, other investment.

         (e)      Subscriptions Receivable

                  Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments during the years 2000 and 2001.

         (f)      Cash Equivalents

                  The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.


                                                                    (continued)

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED


         (g)      Income Taxes

                  The Company accounts for income taxes under FASB Statement No. 109, Accounting For Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         (h)      Income Per Common Share

                  Income per common share is based upon the weighted average number of common shares outstanding during the period.

         (i)      Reclassifications

                  Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation. These reclassifications had no effect on net income as previously reported.

(2)      EQUITY INVESTMENTS

         A summary of the changes in equity investments is presented below:


                                              HHC              PHO              Total
                                           ---------         --------         --------

Balance at December 31, 1997               $ 100,000           95,220          195,220
Equity in net earnings of investees               --           42,971           42,971
Adjustment to carrying value of
  investment                                      --          110,263          110,263
Sale of equity investment                   (100,000)              --         (100,000)
                                           ---------         --------         --------
Balance at December 31, 1998                      --          248,454          248,454
Equity in net earnings of investees               --          (36,247)         (36,247)
                                           ---------         --------         --------
Balances at December 31, 1999              $      --          212,207          212,207
                                           =========         ========         ========




                                                                    (continued)

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS



(2)      EQUITY INVESTMENTS - CONTINUED


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

         The condensed balance sheets of the equity investees are as follows:


                                                              December 31,
                                                          1999            1998
                                                        --------        -------

PHO
Assets:
  Current assets                                        $326,483        423,024
  Noncurrent assets                                      199,549        220,747
                                                        --------        -------

      Total assets                                      $526,032        643,771
                                                        ========        =======

Liabilities and stockholders' equity:
  Current liabilities                                   $101,617        146,863
  Stockholders' equity                                   424,415        496,908
                                                        --------        -------


      Total liabilities and stockholders' equity        $526,032        643,771
                                                        ========        =======




                                                                    (continued)

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS



(2)      EQUITY INVESTMENTS - CONTINUED

         The condensed statements of operations of the equity investees are as follows:


                                         December 31,
                                    1999              1998
                                  ---------         -------

PHO
Revenues                          $ 107,636         302,108
Expenses                            161,343         193,037
                                  ---------         -------

Provision for income taxes          (18,786)         23,129
                                  ---------         -------

Net income (loss)                 $ (72,493)         85,942
                                  =========         =======


(3)      INCOME TAXES

         The provision (benefit) for income taxes consists of the following:


                                             Year Ended December 31,
                                              1999            1998
                                            --------         ------

Current:
  Federal                                   $ (3,839)         8,897
  State                                         (666)         1,074

Deferred:
  Federal                                     (7,161)        18,199
  State                                       (1,334)         2,201
                                            --------         ------

Provision for income taxes (benefit)        $(13,000)        30,371
                                            ========         ======




                                                                    (continued)

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS

(3)      INCOME TAXES - CONTINUED


         The differences between the federal income tax rate and the Company's effective income tax rate are as follows:


                                                         Year Ended December 31,
                                                         1999              1998
                                                       ---------         --------

Deferred tax assets:
  Difference in basis of investments in limited
    partnership interests between financial and
    tax reporting                                      $  30,698           36,708
                                                       ---------         --------

Total deferred tax assets                                 30,698           36,708

Deferred tax liabilities:
  Investments accounted for under equity method
    for financial accounting purposes                    106,963          121,479
                                                       ---------         --------

Total deferred tax liabilities                           106,963          121,479
                                                       ---------         --------

Net deferred tax liability                             $ (76,265)         (84,771)
                                                       =========         ========


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                 Year Ended December 31,
                                                   1999         1998
                                                   ----         ----

Federal income tax at statutory rate               34.0%        34.0%
State income taxes, net of federal income
  tax benefit                                       3.6%         3.6%
Other                                               0.8%         5.0%
                                                   ----         ----

                                                   38.4%        42.6%
                                                   ====         ====



         The Company paid income taxes of approximately $12,500 and $32,000 in 1999 and 1998, respectively.



                                                                    (continued)

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


(4)      RELATED PARTY TRANSACTIONS

         The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc. St. Joseph's Hospital, Inc. is a controlled affiliate of St. Joseph's Health Care Center, Inc. (Center). Prior to February 1, 1997, the Center provided administrative support to the Company at no charge. Effective February 1, 1997, the Center charged the Company for administrative support and direct costs (i.e., food charges, printing, etc.). The Company paid $-0- and $966 for these services for the years ended December 31, 1999 and 1998, respectively. The Company paid $2,001 to the Center for rental of facilities for the years ended December 31, 1999 and 1998, respectively.

         All limited partner investors in the PHO's ventures are investors in the Company. Additionally, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

         St. Joseph's Enterprises, Inc. and St. Joseph's Ancillary Services, Inc., both affiliates of the Center, own 50% and 100% of the outstanding common stock of PHO and HHC, respectively.

ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
ORGANIZATION, INC. AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS
    DECEMBER 31, 1999 AND 1998
(WITH INDEPENDENT AUDITORS' REPORT)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
St. Joseph's Physicians-Healthcenter
Organization, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of St. Joseph's Physicians-Healthcenter Organization, Inc. and Subsidiaries (Company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of St. Joseph's Physician's-Healthcenter Organization, Inc. and Subsidiaries as of December 31, 1998 were audited by other auditors whose report dated March 3, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physicians-Healthcenter Organization, Inc. and Subsidiaries as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




February 25, 2000

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                                       ASSETS

                                                                                    1999          1998
                                                                                  --------      -------
Current assets:
    Cash and cash equivalents                                                     $269,562      286,789
    Accounts receivable                                                                 --       54,550
    Distribution receivable                                                         14,439       38,971
    Income tax receivable                                                           35,993       35,993
    Prepaid expenses                                                                 6,489        6,721
                                                                                  --------      -------

                      Total current assets                                         326,483      423,024

Equity investment in Surgery Center                                                 98,432      100,844
Other investments                                                                   52,000       52,000
Deferred income taxes                                                               49,117       67,903
                                                                                  --------      -------

                                                                                  $526,032      643,771
                                                                                  ========      =======

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                           23,670       20,091
    Membership fees deposits                                                            --        4,050
    Due to affiliated organizations                                                 77,947      122,722
                                                                                  --------      -------

                      Total current liabilities                                    101,617      146,863

Stockholders' equity:
    Common stock, $1 par value; 5,000 shares authorized,
      issued and outstanding                                                         5,000        5,000
    Additional paid-in capital                                                      95,000       95,000
    Retained earnings                                                              324,415      396,908
                                                                                  --------      -------

                      Total stockholders' equity                                   424,415      496,908
                                                                                  --------      -------

                                                                                  $526,032      643,771
                                                                                  ========      =======




See accompanying notes to consolidated financial statements.

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           DECEMBER 31, 1999 AND 1998


                                                                1999           1998
                                                             ---------       -------
Revenues:
    Membership fees                                          $      --       139,800
    Access fees                                                     --        34,973
    Equity in net earnings and limited partnership              67,296        78,190
    Investment and other income                                 40,340        49,145
                                                             ---------       -------

                      Total revenues                           107,636       302,108

Expenses:
    General and administrative                                 137,054       161,005
    Professional fees                                           24,289        32,032
                                                             ---------       -------

                      Total expenses                           161,343       193,037

                      Income (loss) before income taxes        (53,707)      109,071

Provision  for income taxes                                    (18,786)       23,129
                                                             ---------       -------

Net income (loss)                                            $ (72,493)       85,942
                                                             =========       =======















See accompanying notes to consolidated financial statements.

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                              Common stock            Common                        Additional
                          ---------------------        stock       Subscriptions     Paid-in      Retained
                           Shares        Amount     Subscribed       Receivable      Capital       Earnings      Total
                          -------       -------     ----------     -------------    ----------    ---------    ---------
Balances at December 31,
  1997                      5,000       $ 5,000             -                -         95,000      310,966       410,966

Net income                      -             -             -                -              -       85,942        85,942
                          -------       -------      --------        ---------       --------      -------     ---------

Balances at December 31,
  1998                      5,000         5,000             -                -         95,000      396,908       496,908

Net loss                        -             -             -                -              -      (72,493)      (72,493)
                          -------       -------      --------        ---------       --------     --------      --------

Balances at December 31,
  1999                      5,000         5,000             -                -         95,000      324,415       424,415
                          =======       =======      ========        =========       ========     ========      ========













See accompanying notes to consolidated financial statements.

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                    1999           1998
                                                                 ---------       --------
Cash flows from operating activities:
   Net income (loss)                                             $ (72,493)        85,942
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Equity in net earnings of limited partnership               (67,296)       (78,190)
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                54,550        (28,350)
          Decrease (increase) in distributions                      24,532         (3,553)
          Decrease in income tax receivable                             --         37,892
          Decrease in prepaid insurance                                232          4,724
          Decrease in due from affiliated organizations                 --          3,817
          Decrease (increase) in deferred income taxes              18,786        (14,742)
          Increase in accounts payable and accrued expenses          3,579          2,850
          Decrease in membership fees deposits                      (4,050)        (9,450)
          (Decrease) increase in due to affiliated
             organizations                                         (44,775)        23,237
                                                                 ---------       --------
                 Net cash provided by (used in)
                   operating activities                            (86,935)        24,177

Cash flows from investing activities:
   Sale of other investments                                            --         20,575
   Distributions received from limited partnerships                 69,708         83,359
                                                                 ---------       --------

                 Net cash provided by investing activities          69,708        103,934

(Decrease) increase in cash and cash equivalents                   (17,227)       128,111

Cash and cash equivalents at beginning of year                     286,789        158,678
                                                                 ---------       --------

Cash and cash equivalents at end of year                         $ 269,562        286,789
                                                                 =========       ========




See accompanying notes to consolidated financial statements.

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

(1)       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)     Organization

                  St. Joseph's Physicians-Healthcenter Organization, Inc. and Subsidiaries (Company) is organized as a Florida corporation for the purpose of engaging directly or indirectly in health care related ventures.

                  The Company is the managing general partner of St. Joseph's Same-Day Surgery Center, Ltd. (Surgery Center), a Florida limited partnership formed to develop and operate an outpatient surgery center. The Company has a four percent (4%) partnership interest in the Surgery Center.

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

                  To continue as a going concern, the Company must maintain its relationship with its affiliates. Since all affiliated entities have common ownership, management believes that these relationships will continue.

          (b)     Use of Estimates

                  The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.




                                                                     (continued)

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED

          (c)     Equity Investment in Surgery Center

                  The Company accounts for its 4% investment in the Surgery Center under the equity method due to the Company's ability to exercise significant influence over the limited partnership. Accordingly, this investment has been stated in the accompanying consolidated balance sheets at the cost of acquisition plus the Company's equity the Surgery Center's undistributed earnings or losses since acquisition through December 31, 1999 and 1998, respectively. None of the assets or liabilities of the Surgery Center are included in the consolidated balance sheets expect to the extent of the Company's interests in the underlying net assets of the Surgery Center . The Company's earnings resulting from its proportionate shares of the Surgery Center's revenue and expenses are included in equity in earnings of the Surgery Center in the consolidated statements of operations.

          (d)     Cash Equivalents

                  The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

          (e)     Income Taxes

                  The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          (f)     Membership Fees

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




                                                                     (continued)

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED

          (g)     Access Fees

                  Access fees consist of amounts paid by self-insured employers for network access. Access fees are charged on a monthly basis and recognized as revenue during the month the member has access to the network.

          (h)     Accounts Receivable

                  Accounts receivable represents amounts due from physicians and St. Joseph's Hospital for membership fees.

(2)       EQUITY INVESTMENT IN SURGERY CENTER

          A summary of the changes in equity investment in the Surgery Center is presented below at December 31, 1999 and 1998:


                                                                                 1999                  1998
                                                                              ---------              -------
          Balance at December 31, 1998                                        $ 100,844              106,013
          Equity in earnings of limited partnership for
            the year ended December 31                                           67,296               78,190
          Distributions received                                                (69,708)             (83,359)
                                                                              ---------              -------

          Balance at December 31, 1999                                        $  98,432              100,844
                                                                              =========              =======














                                                                     (continued)

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)       EQUITY INVESTMENT IN SURGERY CENTER - CONTINUED

          The condensed balance sheets and related statements of income of the Surgery Center are as follows for the years ended December 31, 1999 and 1998:



                                                                    1999            1998
                                                                 ----------      ---------
                  Assets:
                    Current assets                               $3,033,862      2,975,822
                    Noncurrent assets                               488,677        613,019
                                                                 ----------      ---------

                        Total assets                             $3,522,539      3,588,841
                                                                 ==========      =========

                  Liabilities and stockholders' equity:
                    Current liabilities                           1,151,983      1,041,621
                    Long-term debt, less current portion                 --         11,703
                    partners' equity                              2,370,556      2,535,517
                                                                 ----------      ---------

                        Total liabilities and stockholders'
                            equity                               $3,522,539      3,588,841
                                                                 ==========      =========

                  Revenues and non-operating gains               $8,646,523      8,977,151
                  Expenses                                        7,068,888      7,022,821
                                                                 ----------      ---------

                  Net income (loss)                              $1,577,635      1,954,330
                                                                 ==========      =========

(3)       OTHER INVESTMENTS

          During 1998 and 1997, the Company acquired certain limited partnership units in the Surgery Center under the Company's right of first refusal as managing partner. As of December 31, 1999, the Company owned one and one-half limited partnership units, a 1.8% interest. These investments of $52,000 at December 31, 1999 and 1998, are presented as other noncurrent investments, since management has not actively marketed these limited partnership units and will likely hold them beyond one year. Distributions are recorded as income when declared and included in investment and other income. The difference between accounting for these investments at cost rather than under the equity method is not material to net income or the financial position of the Company.




                                                                     (continued)

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)       INCOME TAXES

          The combined federal and state income tax provision consists of the following components:


                                                          1999        1998
                                                        -------      ------
          Deferred:
            Federal                                     $16,040      19,382
            State                                         2,746       3,747
                                                        -------      ------

          Provision for income taxes                    $18,786      23,129
                                                        =======      ======

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:


                                                                        1999           1998
                                                                      --------       --------
          Total deferred tax liabilities                              $(21,640)            --
          Total deferred tax assets                                     76,736        114,636
          Total valuation allowance                                     (5,979)       (46,733)
                                                                      --------       --------
          Net deferred tax asset (liability)                          $ 49,117         67,903
                                                                      ========       ========

          Components of the Company's deferred tax assets result primarily from differences in the basis of investments in partnership interest for financial and tax reporting purposes, net operating loss carryforwards, as well as deferred expenses on investments in SJHN. The valuation allowance change during the year ended December 31, 1999 reflects a full allowance on net operating losses available to a certain subsidiary included in the consolidated group. Net operating losses begin to expire in 2012.

          The Company did not pay income tax in 1999 or 1998.

(5)       COMMITMENTS AND CONTINGENCIES

          As the managing general partner, the Company is contingently liable for all liabilities of the Surgery Center.




                                                                     (continued)

                      ST. JOSEPH'S PHYSICIANS-HEALTHCENTER
                       ORGANIZATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)       RELATED PARTY TRANSACTIONS

          The Company is 50% owned by St. Joseph's Enterprises, Inc., an affiliate of St. Joseph's Health Care Center, Inc. (Center). Effective July 1, 1997, the Center became a member of BayCare Health System, Inc. (BayCare) through the execution of a joint operating agreement. The Center provides administrative and accounting support to the Company. Amounts assessed for this support by the Center are included in the consolidated statements of operations in general and administrative expenses. The Company paid approximately $62,000 and $126,000 for this support in 1999 and 1998, respectively. In 1999, the Company had decided to dissolve the St. Joseph's Health Network, Inc. The dissolution will occur in early 2000 and no collections were made in 1999. Membership fees and access fees revenue from St. Joseph's Hospital, a controlled affiliate of the Center, totaled $104,873 in 1998.

          All physician limited partners in the Surgery Center are also stockholders in St. Joseph's Physician Associates, Inc. (SJPA), which is the other 50% owner of the Company.

(7)       SUBSEQUENT EVENT

          In December 1999, the Company announced its intent to dissolve St. Joseph's Health Network, Inc. (SJHN) during fiscal year 2000. Revenues for SJHN were $746 and $175,267 for the years December 31, 1999 and 1998, respectively. (Loss) income for SJHN was ($103,219) and $51,910 for the years ended December 31, 1999 and 1998, respectively.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                        PROXY SOLICITED ON BEHALF OF THE
                             BOARD OF DIRECTORS FOR
                       2000 ANNUAL STOCKHOLDERS' MEETING

The undersigned stockholder of St. Joseph's Physician Associates, Inc. (the "Company"), revoking all prior proxies, hereby appoints Anthony Brannan, M.D.,
N. Bruce Edgerton, M.D., and Allen Miller, M.D., or one or more of them, as the attorneys and proxies of the undersigned, with full power of substitution and revocation, to vote all the shares of stock of the Company that the undersigned may be entitled to vote at the 2000 Annual Meeting of the Stockholders of the Company to be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King Jr. Blvd., Tampa, Florida, on May 1, 2000, at 6:00 p.m., local time, and at any adjournment or adjournments thereof, with all powers that the undersigned would possess if personally present, upon the following matters as more fully described in the accompanying Notice of Annual Meeting, receipt of which is hereby acknowledged:

         (1)      Election of Directors to serve terms of four years each:

                  [ ] FOR the nominees listed below (except as marked to the contrary):

                                    Benedict Maniscalco, M.D.
                                       William Luria, M.D.

                           (To withhold authority to vote for one of the nominees, strike through his name above.)

                  [ ] WITHHOLD authority to vote for all nominees listed above.

         (2)      Election of Director to serve term of one year:

                  [ ]      FOR the nominee listed below:

                                       Carlos Dalence, M.D.

                  [ ] WITHHOLD authority to vote for the nominee listed above.

         (3) In their discretion upon such other matters as may properly come before the meeting.

         When properly executed, this proxy will be voted as specified above. If the proxy is returned with no contrary specification made, it will be voted FOR Proposal (1) and FOR Proposal (2).

         DATED the _____day of _________________, 2000.



                                   (SIGNATURE)
                                              ---------------------------------



                                   (PRINT NAME)
                                               --------------------------------


PLEASE SIGN NAME EXACTLY AS IT APPEARS ON STOCK CERTIFICATE. WHEN SIGNING AS ATTORNEY, EXECUTOR, ADMINISTRATOR, TRUSTEE OR GUARDIAN, GIVE FULL TITLE. IF MORE THAN ONE TRUSTEE OR PERSONAL REPRESENTATIVE, ALL MUST SIGN.

ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
P.O. BOX 151526 o Tampa, FL 33684-1526






March 15, 2000



Dear Stockholder:

One of the purposes of the 2000 Annual Meeting of the Stockholders is to elect three members of the Board of Directors. The Nominating Committee of the Board of Directors has met to nominate individuals to fill the three vacancies on the Board of Directors. The members of this Committee are N. Bruce Edgerton, M.D.; Benedict S. Maniscalco, M.D.; and myself. The Chairman of the Committee is Dr. Maniscalco. All members can be contacted at the above mailing address.

Enclosed is the Nominating Committee's report on its nominations for each directorship to be filled at the annual meeting. Nominations, in addition to those made by the Nominating Committee, may be made by petition by at least twenty-five percent (25%) of the shareholders eligible to vote at the Annual Meeting. There were 426 shareholders of record as of March 15, 2000, so 107 shareholders must sign a nominating petition. The petition must be filed with the President, N. Bruce Edgerton, M.D., or the Secretary, L. William Luria, M.D., not later than fourteen (14) days before the annual meeting scheduled on May 1, 2000.

We look forward to seeing you at the meeting.

Sincerely,


/s/ Anthony N. Brannan, M.D.
----------------------------------------
Anthony N. Brannan, M.D.
Chairman of the Board of Directors, SJPA


ANB:evo

ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
P.O. BOX 151526 o Tampa, FL 33684-1526




March 13, 2000


Anthony N. Brannan, M.D.
Chairman of the Board, SJPA
4700 N. Habana Avenue
Suite 403
Tampa, Florida 33614

RE:  Nominations for SJPA Board of Directors

Dear Dr. Brannan:

The Nominating Committee, consisting of N. Bruce Edgerton, M.D., 2706 W. Dr. M.L. King, Jr. Blvd., Suite A, Tampa, FL 33607; Anthony N. Brannan, M.D., 4700
N. Habana Ave., Suite 403, Tampa, FL 33614; and myself, Benedict S. Maniscalco, M.D., 2727 W. Dr. M.L. King, Jr. Blvd., Suite 800, Tampa, FL 33607, has met and submits the following nominations.

For a full four-year term on the Board of Directors as provided by the Bylaws,
L. William Luria, M.D., Surgery Representative; Benedict S. Maniscalco, M.D., Medicine Representative; and for the one-year hospital-based physician term:
Carlos D. Dalence, M.D., Pathology.

Respectfully submitted,

/s/ Benedict S. Maniscalco, M.D.
--------------------------------
Benedict S. Maniscalco, M.D.
Chairman, Nominating Committee


BSN:evo

ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
P.O. BOX 151526 o Tampa, FL 33684-1526




March 15, 2000


Dear Stockholder:

The 2000 Annual Meeting of Stockholders will be held on MONDAY, MAY 1, 2000, at 6:00 p.m. IN THE MEDICAL ARTS BUILDING AUDITORIUM. For further information, please refer to the enclosed Notice of Annual Meeting. You also may find enclosed a letter from the Chairman of the Board, Anthony N. Brannan, M.D., and the Nominating Committee's report on its nomination for each directorship to be filled at the annual meeting.

Reports will be presented on all 1999 activities of SJPA, Inc. This annual meeting is intended to provide an opportunity to all stockholders to participate in the affairs of the Company. This participation is very important to the future of the Company and the Bylaws ensure that participation is open to all stockholders. The new Board members will be elected, and soon after the annual meeting, new committees will be re-appointed. Please call me if you are interested in serving on a committee.

We look forward to your participation at the meeting. If you are unable to attend, however, please complete the enclosed proxy and return it to us in the enclosed return envelope.


Sincerely yours,


/s/ N. Bruce Edgerton, M.D.
---------------------------
N. Bruce Edgerton, M.D.
President, SJPA

NBE:evo

Encls.

St. Joseph's Physician Associates, Inc.

P.O. Box 151526 o Tampa, FL 33684-1526

                            NOTICE OF ANNUAL MEETING

                                OF STOCKHOLDERS

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                                  MAY 1, 2000

You are cordially invited to attend the 2000 Annual Meeting of stockholders of St. Joseph's Physician Associates, Inc., which will be held in the Auditorium of the Medical Arts Building, 3003 W. Dr. M.L. King, Jr., Boulevard, Tampa, Florida, on Monday, May 1, 2000 at 6:00 P.M. local time for the following purposes:

         1. To elect three Directors, two to serve terms of four years, and one to serve a term of one year and
         2. To transact such other business as may properly come before the meeting or any adjournment thereof.

Only stockholders of record at the close of business on March 15, 2000, are entitled to notice of and to vote at the meeting or any adjournment thereof.

Accompanying this notice of Annual Meeting is a form of proxy. In the event that you will be unable to attend the meeting, please sign, date, and return the proxy in the enclosed return envelope.

                                    By order of the Board of Directors:

                                    /s/ L. William Luria
                                    ----------------------------------
                                    L. William Luria, M.D., Secretary


LWL:evo
Encls.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              ORGANIZATIONAL CHART
                            AS OF DECEMBER 31, 1999


                                            St. Joseph's Physician
                                               Associates, Inc.
                                                   ("SJPA")

                                     (50%)
                     St. Joseph's Physicians-
                      Healthcenter Org., Inc.
                              ("PHO")

                                                  (4% Managing General Partner)

          (100%)                (100%)
     St. Joseph's          St. Joseph's                   St. Joseph's Same-
  Health Network, Inc.    Preferred, Inc.              Day Surgery Center, Ltd.
         ("SJHN")              ("SJP")

                                                               Limited Partners

                                         PHO        M.D.       M.D.      SJPA
                                    (1.5 shares)     (33.5 shares)    (5 shares)

Mar-00