Form 10QSB
period 2000-03-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2000-05-11
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 ==============

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000
Commission File Number 33-22011-A


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

         Florida                                    59-2858209
         -------                                    ----------
(State of incorporation)               (I.R.S. Employer Identification No.)

4900 North Habana Ave., Tampa, FL                    33614
----------------------------------------             -----
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number,
  including area code:                            (813) 854-4668
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

                 Class                        Outstanding at March 31, 2000
Common stock, par value $1.00 per share                 425 shares
---------------------------------------                 ----------

                      Documents incorporated by reference
                                      NONE

                               TABLE OF CONTENTS

                 FORM 10-QSB QUARTERLY REPORT - March 31, 2000

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements                                3-10

     Item 2.      Management's Discussion and Analysis or
                    Plan of Operation                                11-13


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                     14

     Item 2.      Changes in Securities                                 14

     Item 3.      Defaults Upon Senior Securities                       14

     Item 4.      Submission of Matters to a Vote of Security
                    Holders                                             14

     Item 5.      Other Information                                     14

     Item 6.      Exhibits and Reports on Form 8-K                      14


                  Signatures                                            15

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                                       March 31,             December 31,
                                                                         2000                    1999
                                                                    ---------------         ---------------
                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                      $     1,104,804         $     1,115,984
     Distribution receivable from
        limited partnership investments                                      36,195                  14,938
     Income taxes receivable                                                 26,665                  26,665
     Prepaid expenses                                                         3,339                   6,375
                                                                    ---------------         ---------------
Total current assets                                                      1,171,003               1,163,962

Equity investments                                                          210,613                 212,207
Other investments                                                           120,000                 120,000
                                                                    ---------------         ---------------
Total assets                                                        $     1,501,616         $     1,496,169
                                                                    ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                               $        13,089         $        23,692
     Due to related party                                                       500                   1,953
     Income taxes payable                                                     9,710                       0
                                                                    ---------------         ---------------
Total current liabilities                                                    23,299                  25,645

Deferred income taxes                                                        76,265                  76,265
                                                                    ---------------         ---------------
Total liabilities                                                            99,564                 101,910

Stockholders' equity:
     Common stock, $1 par value: 7,500 shares
      authorized; 413 shares at March 31, 2000
      and 415 shares at December 31, 1999
      issued and outstanding                                                    413                     415
     Common stock subscribed, 12 shares at
      March 31, 2000 and 12 shares at
      December 31, 1999                                                          12                      12
     Subscriptions receivable                                               (27,097)                (27,097)
     Additional paid-in capital                                             682,470                 689,239
     Retained earnings                                                      746,254                 731,690
                                                                    ---------------         ---------------
Total stockholders' equity                                                1,402,052               1,394,259
                                                                    ---------------         ---------------

Total liabilities and stockholders' equity                          $     1,501,616         $     1,496,169
                                                                    ===============         ===============

                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME

                                                                        For the                 For the
                                                                     quarter ended           quarter ended
                                                                       31-Mar-00               31-Mar-99
                                                                    ---------------         ---------------
                                                                      (Unaudited)             (Unaudited)
Distribution income                                                 $        36,195         $        29,875
Equity in net earnings of investees                                          (1,594)                  2,461
                                                                    ---------------         ---------------
                                                                             34,601                  32,336

Expenses:
  Salary                                                                     10,000                  10,000
  General and administrative                                                 14,837                  23,408
                                                                    ---------------         ---------------
                                                                             24,837                  33,408

Operating (loss) income                                                       9,764                  (1,072)

Interest income                                                              14,511                  12,615
                                                                    ---------------         ---------------
Income before income taxes                                                   24,275                  11,543

Provision for income taxes                                                    9,710                   4,617
                                                                    ---------------         ---------------
Net Income                                                          $        14,565         $         6,926
                                                                    ===============         ===============

Net income per common share -
 basic and diluted                                                  $            34         $            17
                                                                    ===============         ===============

Weighted average shares outstanding
 and subscribed                                                               426.5                   414.0
                                                                    ===============         ===============


                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                  For the                 For the
                                                                               quarter ended           quarter ended
                                                                                 31-Mar-00               31-Mar-99
                                                                              ---------------         ---------------

OPERATING ACTIVITIES
Net income                                                                    $        14,565         $         6,926
Adjustments to reconcile net income to
    net cash used in operating activities:
      Equity in net earnings of investees                                               1,594                  (2,461)
      Distribution income                                                             (36,195)                (29,875)
      Changes in operating assets and liabilities:
        Prepaid expenses                                                                3,036                   2,663
        Income taxes receivable                                                             0                 (12,500)
        Accrued expenses                                                              (10,603)                  2,138
        Due to related party                                                           (1,453)                   (835)
        Income taxes payable                                                            9,710                   4,617
                                                                              ---------------         ---------------
Net cash used in operating activities                                                 (19,346)                (29,327)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                                                     0                       0
Purchase of noncurrent investment                                                           0                (100,000)
Distributions received                                                                 14,938                  40,315
                                                                              ---------------         ---------------
Net cash provided by (used in)investing activities                                     14,938                 (59,685)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                          0                     100
Redemption of common stock                                                             (6,772)                 (9,339)
                                                                              ---------------         ---------------
Net cash used in financing activities                                                  (6,772)                 (9,239)

Increase (decrease)in cash and cash equivalents                                       (11,180)                (98,251)
Cash and cash equivalents at beginning of quarter                                   1,115,984               1,202,252
                                                                              ---------------         ---------------
Cash and cash equivalents at end of quarter                                   $     1,104,804         $     1,104,001
                                                                              ===============         ===============

                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


         The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999.

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

The investment in EHMS is accounted for at cost because of the Company's limited percentage interest. Revenue derived from the EHMS common stock will only be recorded by the Company upon declaration of distributions or a gain upon sale of the stock. No distributions from EHMS were made in 1999, and none are anticipated in 2000 or the foreseeable future, and there can be no assurance that the Company ever will receive any distributions from EHMS. Likewise, although the Company has no present intention to sell the EHMS stock, there can be no assurance that the Company would be able to realize a gain, or even recover its investment, on any sale of the stock in the future. Accordingly, this investment is presented as noncurrent, other investments.

Subscriptions Receivable

Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments during 2000 and 2001.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the three months ended March 31, 2000 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                                                                    PHO                    Total
                                                                              ---------------         ---------------

Balance at December 31, 1999                                                  $       212,207         $       212,207
 Equity in net earnings of investees                                                   (1,594)                 (1,594)
                                                                              ---------------         ---------------
Balance at March 31, 2000                                                     $       210,613         $       210,613
                                                                              ===============         ===============

The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO                                                             31-Mar-00               31-Dec-99
-----------------------------                                                 ---------------         ---------------
                                                                                (unaudited)
Assets:
     Currents assets                                                          $       340,668         $       326,483
     Noncurrent assets                                                                202,765                 199,549
                                                                              ---------------         ---------------
           Total assets                                                       $       543,433         $       526,032
                                                                              ===============         ===============

Liabilities and stockholders'
 equity:
     Current liabilities                                                      $       122,207         $       101,617
     Stockholders' equity                                                             421,226                 424,415
                                                                              ---------------         ---------------
Total liabilities and
     stockholders' equity                                                     $       543,433         $       526,032
                                                                              ===============         ===============

                                                                                    For the Three Months Ended
                                                                              ---------------------------------------
                                                                                March 31,               March 31,
Statements of Operations - PHO                                                     2000                    1999
------------------------------                                                ---------------         ---------------
                                                                                (unaudited)             (unaudited)
Equity in partnership earnings                                                $         4,987         $        14,168
Other revenues                                                                          6,781                  22,645
Expenses                                                                               14,697                  30,242
                                                                              ---------------         ---------------
Income (loss) before taxes                                                             (2,929)                  6,571
Income tax provision                                                                      260                   1,650
                                                                              ---------------         ---------------
Net income (loss)                                                             ($        3,189)        $         4,921
                                                                              ===============         ===============

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                 March 31, 2000

Liquidity

Cash resources of the Company decreased by $11,180 during the first three months of 2000, as compared to a decrease in cash resources of $98,251 during the first three-month period in 1999. The decrease in cash resources in 2000 resulted primarily from a decrease in the quarterly distribution received with respect to the five SDS limited partnership units. SDS reduced its distribution for the fourth quarter of 1999 in anticipation of possible delays in reimbursement caused by the year 2000 computer changes. The decrease in cash resources was offset by a decrease in expenditures for operating expenses. On March 31, 2000, a $36,195 distribution with respect to the five SDS limited partnership units was declared and was received during the second quarter of 2000.

On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of EHMS, for which it paid $100,000. No distributions from EHMS were made during 1999 and no distributions are anticipated for 2000 or the foreseeable future. There can be no assurance that the Company ever will receive any distributions from EHMS.

St. Joseph's Health Network, Inc. ("SJHN") is a 100%-owned subsidiary of the PHO. Until December 31, 1999, SJHN, a physician-hospital organization, negotiated at-risk products (i.e., capitation products) with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. SJHN was not successful in obtaining a sufficient number of managed care contracts to develop the base of patients needed to spread risk and make capitation successful. As a result, in 1999, the Board of Directors of SJHN undertook a review of SJHN's business, its opportunities and its strategic alternatives. As a result of this review, the Board of Directors of SJHN voted to terminate the business operations of SJHN. Based upon the advise of legal and accounting advisors, the Board of Directors determined that the business should cease as of December 31, 1999.

Management believes that current cash reserves and additional distributions with respect to the five SDS limited partnership units will meet the Company's cash needs during 2000.

Capital Resources

The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. Any additional funds would then come from additional sales of the Company's common stock, although there currently are no plans for a sale of common stock. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.

Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings decreased during the first three months of 2000, as compared to the first quarter of 1999, resulting from a decrease in the profitability of the PHO. PHO revenues decreased primarily as a result of a decrease in the profitability of SDS during the first quarter of 2000 as compared to the same period in 1999. PHO revenues and expenses also decreased as a result of the termination of SJHN's operations effective December 31, 1999.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the first quarter of 2000 was higher than for the same period in 1999. The distribution for the first quarter of 2000 was higher because of increased SDS cash balances that resulted from the reduction that was made to the 1999 fourth quarter distribution in anticipation of the year 2000 computer changes. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 2000 and 1999 resulted from increased interest rates.

General and administrative expenses decreased during the first quarter compared to the same period of 1999. The decrease in expenses resulted from a decrease in consulting fees related to the review of the operations of SDS during the first three months of 1999. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1999. Expenditures incurred relate to the compensation paid to the Executive Director.

During the first quarter of 2000, the Company had net income of $14,565. Therefore, the net income per common share was $34 for the first quarter of 2000. The net income per common share for the first quarter of 1999 was $17 per share. The increase in the net income per common share for the first quarter of 2000 resulted from an increase in net income, which was attributable to the factors described above.

Several new laws and regulations affecting the health care business were adopted, at both the state and federal levels, during the last several years, including 1999 and 2000, including additional health care reform that was considered and adopted by the Florida Legislature during its 2000 Session, which ended on May 5, 2000. However, because of the way that bills are reported by the Florida Legislature, the text of a number of bills is not yet available. Additional health care reform legislation also has been proposed for consideration in 2000 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

To the knowledge of the Company's management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or entities affiliated with the Company, to which the Company or any of the affiliated entities is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2000, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                                              Number of Votes
                                                                         -------------------------
                                                                           For            Withheld
                                                                         ------           --------
Benedict Maniscalco, M.D. (term expiring 2004)                             167               14
William Luria, M.D. (term expiring 2004)                                   172                9
Carlos Dalence, M.D. (term expiring 2001)                                  177                4

Other directors whose term of office continued after the meeting were:

Lane France, M.D.                           N. Bruce Edgerton, M.D.
Allen Miller, M.D.                          Angel Docobo, M.D.
Anthony Brannan, M.D.                       Norman Castellano, M.D.


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

         27 - Financial Data Schedule (for SEC use only)

b. Reports on Form 8-K

None

                                   SIGNATURES



May 11, 2000

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                           ---------------------------------------
                                       (Registrant)



Date: May 11, 2000         /s/  N. Bruce Edgerton, M.D.
                           ---------------------------------------
                           N. Bruce Edgerton, M.D., President
                           St. Joseph's Physician Associates, Inc.



Date: May 11, 2000         /s/  Allen Miller, M.D.
                           ---------------------------------------
                           Allen Miller, M.D., Treasurer and
                           Principal Financial Officer
                           St. Joseph's Physician Associates, Inc.