Form 10QSB
period 2000-06-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2000-08-14
CIK 833212

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                              --------------------


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000
Commission File Number 33-22011-A


                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            Florida                                       59-2858209
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

    4900 North Habana Ave., Tampa,FL                         33614
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number,
  including area code:                                 (813) 854-4668
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

                 Class                         Outstanding at June 30, 2000

Common stock, par value $1.00 per share                 419 shares
---------------------------------------                 ----------

                       Documents incorporated by reference
                                      NONE

                                TABLE OF CONTENTS

                  FORM 10-QSB QUARTERLY REPORT - June 30, 2000

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.





                                                                          Page
                                                                        --------
PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements                                   3 - 10

     Item 2.      Management's Discussion and Analysis or
                  Plan of Operation                                     11 - 13

PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                          14

     Item 2.      Changes in Securities                                      15

     Item 3.      Defaults Upon Senior Securities                            15

     Item 4.      Submission of Matters to a Vote of Security
                       Holders                                               15

     Item 5.      Other Information                                          15

     Item 6.      Exhibits and Reports on Form 8-K                           15

                  Signatures                                                 16

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS


                                                         June 30,            December 31,
                                                           2000                  1999
                                                       -----------           ------------
                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                         $ 1,108,432           $ 1,115,984
     Distribution receivable from
        limited partnership investments                     22,005                14,938
     Income taxes receivable                                26,665                26,665
     Prepaid expenses                                        3,331                 6,375
                                                       -----------           -----------
Total current assets                                     1,160,433             1,163,962

Equity investments                                         218,838               212,207
Other investments                                          120,000               120,000
                                                       -----------           -----------
Total assets                                           $ 1,499,271           $ 1,496,169
                                                       ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                  $    12,384           $    23,692
     Due to related party                                    1,001                 1,953
     Income taxes payable                                   14,540                     0
                                                       -----------           -----------
Total current liabilities                                   27,925                25,645

Deferred income taxes                                       76,265                76,265
                                                       -----------           -----------

Total liabilities                                          104,190               101,910

Stockholders' equity:
     Common stock, $1 par value: 7,500 shares
      authorized; 407 shares at June 30, 2000
      and 415 shares at December 31, 1999
      issued and outstanding                                   407                   415
     Common stock subscribed, 12 shares at
      June 30, 2000 and December 31, 1999                       12                    12
     Subscriptions receivable                              (21,589)              (27,097)
     Additional paid-in capital                            662,750               689,239
     Retained earnings                                     753,501               731,690
                                                       -----------           -----------
Total stockholders' equity                               1,395,081             1,394,259
                                                       -----------           -----------

Total liabilities and stockholders' equity             $ 1,499,271           $ 1,496,169
                                                       ===========           ===========




                     The accompanying notes are an integral
                       part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME


                                  For the six           For the six          For the three           For the three
                                  months ended         months ended           months ended            months ended
                                 June 30, 2000         June 30, 1999         June 30, 2000           June 30, 1999
                                 ---------------------------------------------------------------------------------
                                  (Unaudited)           (Unaudited)           (Unaudited)             (Unaudited)
Distribution income                 $58,200              $ 59,750               $22,005                $ 29,875
Equity in net earnings
    of investees                      6,631                 5,502                 8,225                   3,041
                                 ---------------------------------------------------------------------------------
                                     64,831                65,252                30,230                  32,916
Expenses:
  Salary                             20,000                20,000                10,000                  10,000
  General and administrative         39,286                63,488                24,448                  40,079
                                 ---------------------------------------------------------------------------------
                                     59,286                83,488                34,448                  50,079
Operating (loss) income               5,545               (18,236)               (4,218)                (17,163)

Interest income                      30,806                24,624                16,295                  12,009
                                 ---------------------------------------------------------------------------------
Income before income taxes           36,351                 6,388                12,077                  (5,154)

Provision for income taxes           14,540                 2,761                 4,830                  (1,856)
                                 ----------------------------------------------------------------------------------
Net Income                          $21,811              $  3,627               $ 7,247                 $(3,298)
                                 ==================================================================================
Net income per common share -
 basic and diluted                  $    51              $      9               $    17                 $    (8)
                                 ==================================================================================
Weighted average shares
 outstanding and subscribed             425                   414                   423                     414
                                 ==================================================================================




                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS


                                                            For the six           For the six
                                                            months ended         months ended
                                                           June 30, 2000         June 30, 1999
                                                           -------------         -------------
                                                            (Unaudited)           (Unaudited)
OPERATING ACTIVITIES
Net income                                                  $    21,811           $     3,627
Adjustments to reconcile net income to
    net cash used in operating activities:
      Equity in net earnings of investees                        (6,631)               (5,502)
      Distribution income                                       (58,200)              (59,750)
      Changes in operating assets and liabilities:
        Prepaid expenses                                          3,044                 2,525
        Income taxes receivable                                       0               (12,500)
        Accrued expenses                                        (11,308)               (7,190)
        Due to related party                                       (952)               (8,109)
        Income taxes payable                                     14,540                 2,761
                                                            -----------           -----------
Net cash used in operating activities                           (37,696)              (84,138)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                               0                     0
Purchase of noncurrent investment                                     0              (100,000)
Distributions received                                           51,133                70,190
                                                            -----------           -----------
Net cash provided by (used in)investing activities               51,133               (29,810)

FINANCING ACTIVITIES
Payments received of stock subscriptions                          5,508                 2,300
Proceeds from sale of common stock                                    0                     0
Redemption of common stock                                      (26,497)              (12,727)
                                                            -----------           -----------
Net cash used in financing activities                           (20,989)              (10,427)

Increase (decrease)in cash and cash equivalents                  (7,552)             (124,375)
Cash and cash equivalents at beginning of period              1,115,984             1,202,252
                                                            -----------           -----------
Cash and cash equivalents at end of period                  $ 1,108,432           $ 1,077,877
                                                            ===========           ===========




                          The accompanying notes are an
                  integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of its operations for the three months and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

The Company was organized on November 20, 1987 as a Florida corporation. The Company was organized to establish and operate as an association of qualified physicians for the purpose of engaging directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO") for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The remaining 2,500 common shares of the PHO are owned by St. Joseph's Enterprises, Inc.("Enterprises"). The PHO was organized for the purpose of engaging directly or indirectly in managed care arrangements and health care related ventures.

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

Subscriptions Receivable

Subscriptions receivable relate to agreements to purchase common stock of the Company and are being paid in installments during 2000 and 2001.

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the six months ended June 30, 2000 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:
----------------------------

A summary of the changes in equity investments is presented below:

                                                      PHO              Total
                                                   --------          --------
Balance at December 31, 1999                       $212,207          $212,207
 Equity in net earnings of investees                  6,631             6,631
                                                   --------          --------
Balance at June 30, 2000                           $218,838          $218,838
                                                   ========          ========

The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO                     June 30, 2000      Dec. 31, 1999
--------------------                     -------------      -------------
                                          (unaudited)
Assets:
     Current assets                         $353,586          $326,483
     Noncurrent assets                       231,335           199,549
                                            --------          --------
           Total assets                     $584,921          $526,032
                                            ========          ========
Liabilities and stockholders'
 equity:
     Current liabilities                    $147,243          $101,617
     Long-term liabilities                         0                 0
     Stockholders' equity                    437,678           424,415
                                            --------          --------
Total liabilities and
     stockholders' equity                   $584,921          $526,032
                                            ========          ========

                                                   For the Six Months Ended
                                                -----------------------------
                                                  June 30,          June 30,
Statements of Operations - PHO                      2000              1999
------------------------------                  -----------       -----------
                                                (unaudited)       (unaudited)
Equity in partnership earnings                    $31,786          $30,629
Other revenues                                     12,637           43,032
Expenses                                           27,157           57,452
                                                  -------          -------
Income before taxes                                17,266           16,209
Income tax provision                                4,005            5,206
                                                  -------          -------
Net income                                        $13,261          $11,003
                                                  =======          =======

                                                  For the Three Months Ended
                                                -----------------------------
                                                  June 30,          June 30,
Statements of Operations - PHO                      2000              1999
------------------------------                  -----------       -----------
                                                (unaudited)       (unaudited)
Equity in partnership earnings                    $12,311          $16,461
Other revenues                                      1,395           20,387
Expenses                                            4,476           27,210
                                                  -------          -------
Income before taxes                                 9,230            9,638
Income tax provision                                1,987            3,556
                                                  -------          -------
Net income                                        $ 7,243          $ 6,082
                                                  =======          =======

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                  June 30, 2000

Liquidity

Cash resources of the Company decreased by $7,552 during the first six months of 2000, as compared to a decrease in cash resources of $124,375 during the first six months of 1999. The decrease in cash resources in 2000 resulted from an increase in the number of shares of common stock redeemed during the first six months of 2000, as compared to the same time period in 1999. In addition, the quarterly distribution received with respect to the five SDS limited partnership units decreased during the first six months of 2000, as compared to the same period in 1999. SDS reduced its distribution in anticipation of possible delays in reimbursement caused by the year 2000 computer changes. The decrease in cash resources was offset by a decrease in expenditures for operating expenses. On June 30, 2000, a $22,005 distribution with respect to the five SDS limited partnership units was declared and will be received during the third quarter of 2000.

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

Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings increased during the second quarter and first six months of 2000, as compared to the same time periods of 1999, resulting from an increase in the profitability of the PHO. PHO revenues and expenses decreased as a result of the termination of SJHN's operations effective December 31, 1999.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income decreased for the second quarter of 2000 and the first six months of 2000, as compared to the same periods in 1999. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 2000 and 1999 resulted from increased cash balances and an increase in interest rates.

The Company's general and administrative expenses decreased during the second quarter and first six months of 2000, as compared to the same periods of 1999. The decrease in expenses resulted from a decrease in consulting fees related to the review of the operations of SDS during the first six months of 1999. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1999. Expenditures incurred relate to the compensation paid to the Executive Director.

During the second quarter of 2000, the Company had net income of $7,247. Therefore, the net income per common share was $17 for the second quarter of 2000. The net loss per common share for the second quarter of 1999 was $8 per share. The increase in the net income per common share for the second quarter of 2000 resulted from an increase in net income, which was attributable to the factors described above.

Several new laws and regulations affecting the health care business were considered and adopted, at both the state and federal levels, during the last several years, including 1999 and 2000. Additional health care reform legislation also has been proposed for consideration in 2000 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2000, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                      Number of Votes
                                                     -----------------
                                                     For      Withheld
                                                     ---      --------
Benedict Maniscalco, M.D. (term expiring 2004)       167         14
William Luria, M.D. (term expiring 2004)             172          9
Carlos Dalence, M.D. (term expiring 2001)            177          4

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

August 14, 2000

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                       ---------------------------------------
                                                     (Registrant)

Date: August 14, 2000                  /s/  N. Bruce Edgerton, M.D.
                                       ---------------------------------------
                                       N. Bruce Edgerton, M.D., President
                                       St. Joseph's Physician Associates, Inc.

Date: August 14, 2000                  /s/ Allen Miller, M.D.
                                       ---------------------------------------
                                       Allen Miller, M.D., Treasurer and
                                       Principal Financial Officer
                                       St. Joseph's Physician Associates, Inc.