Form 10QSB
period 2000-09-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2000-11-14
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549



                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000
Commission File Number 33-22011-A

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

                 Class                  Outstanding at September 30, 2000

Common stock, par value $1.00 per share                 414 shares
---------------------------------------                 ----------

                      Documents incorporated by reference
                                      NONE

                               TABLE OF CONTENTS

               FORM 10-QSB QUARTERLY REPORT - September 30, 2000

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                                                                                         Page
                                                                                        -------
PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements                                                   3 - 10

     Item 2.      Management's Discussion and Analysis or Plan of Operation             11 - 13

PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                                          14

     Item 2.      Changes in Securities                                                      14

     Item 3.      Defaults Upon Senior Securities                                            14

     Item 4.      Submission of Matters to a Vote of Security Holders                        14

     Item 5.      Other Information                                                          14

     Item 6.      Exhibits and Reports on Form 8-K                                           14

                  Signatures                                                                 15

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                                              September 30,       December 31,
                                                                                  2000                1999
                                                                              -------------       -------------
                                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                $   1,105,649       $   1,115,984
     Distribution receivable from limited partnership investments                    22,005              14,938
     Income taxes receivable                                                         26,665              26,665
     Prepaid expenses                                                                10,103               6,375
                                                                              -------------       -------------
Total current assets                                                              1,164,422           1,163,962

Equity investments                                                                  209,806             212,207
Other investments                                                                   120,000             120,000
                                                                              -------------       -------------
Total assets                                                                  $   1,494,228       $   1,496,169
                                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                         $      16,899       $      23,692
     Due to related party                                                             1,501               1,953
     Income taxes payable                                                            14,533                   0
                                                                              -------------       -------------
Total current liabilities                                                            32,933              25,645

Deferred income taxes                                                                76,265              76,265
                                                                              -------------       -------------
Total liabilities                                                                   109,198             101,910

Stockholders' equity:
     Common stock, $1 par value: 7,500 shares authorized; 402 shares at Sept. 30, 2000 and 415 shares at December 31, 1999 issued
      and outstanding                                                                   402                 415
     Common stock subscribed, 12 shares at Sept. 30, 2000 and
      December 31, 1999                                                                  12                  12
     Subscriptions receivable                                                       (14,981)            (27,097)
     Additional paid-in capital                                                     646,105             689,239
     Retained earnings                                                              753,492             731,690
                                                                              -------------       -------------
Total stockholders' equity                                                        1,385,030           1,394,259
                                                                              -------------       -------------

Total liabilities and stockholders' equity                                    $   1,494,228       $   1,496,169
                                                                              =============       =============


                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME

                                            For the nine        For the nine        For the three         For the three
                                            months ended        months ended        months ended          months ended
                                           Sept. 30, 2000      Sept. 30, 1999      Sept. 30, 2000        Sept. 30, 1999
                                       -------------------------------------------------------------------------------------
                                            (Unaudited)         (Unaudited)         (Unaudited)           (Unaudited)
Distribution income                           $ 80,204              $ 89,625           $ 22,005              $29,875
Equity in net earnings of investees             (2,401)                9,056             (9,032)               3,553
                                       -------------------------------------------------------------------------------------
                                                77,803                98,681             12,973               33,428

Expenses:
  Salary                                        30,000                30,000             10,000               10,000
  General and administrative                    60,445                85,086             21,160               21,598
                                       -------------------------------------------------------------------------------------
                                                90,445               115,086             31,160               31,598

Operating (loss) income                        (12,642)              (16,405)           (18,187)               1,830

Interest income                                 48,977                37,228             18,171               12,604
                                       -------------------------------------------------------------------------------------
Income before income taxes                      36,335                20,823                (16)              14,434

Provision for income taxes                      14,533                 7,495                 (7)               4,734
                                       -------------------------------------------------------------------------------------
Net Income                                    $ 21,802              $ 13,328           $     (9)             $ 9,700
                                       =====================================================================================

Net income per common share -
 basic and diluted                            $     52              $     32           $     (0)              $   23
                                       =====================================================================================

Weighted average shares
outstanding and subscribed                         422                   418                418                  426

                             The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                              For the nine        For the nine
                                                                              months ended        months ended
                                                                              Sept.30, 2000       Sept.30, 1999
                                                                              -------------       -------------
                                                                               (Unaudited)         (Unaudited)
OPERATING ACTIVITIES
Net income                                                                    $      21,802       $      13,328
Adjustments to reconcile net income to net cash used in
   operating activities:
      Equity in net earnings of investees                                             2,401              (9,056)
      Distribution income                                                           (80,204)            (89,625)
      Changes in operating assets and liabilities:
        Prepaid expenses                                                             (3,728)             (2,890)
        Income taxes receivable                                                           0             (12,500)
        Accrued expenses                                                             (6,793)            (12,754)
        Due to related party                                                           (453)             (7,609)
        Income taxes payable                                                         14,533               7,495
                                                                              -------------       -------------
Net cash used in operating activities                                               (52,442)           (113,611)

INVESTING ACTIVITIES
Proceeds from sale of equity investment                                                   0                   0
Purchase of noncurrent investment                                                         0            (100,000)
Distributions received                                                               73,138             100,065
                                                                              -------------       -------------
Net cash provided by investing activities                                            73,138                  65

FINANCING ACTIVITIES
Payments received of stock subscriptions                                             12,116               2,300
Proceeds from sale of common stock                                                        0              50,827
Redemption of common stock                                                          (43,147)            (36,429)
                                                                              -------------       -------------
Net cash provided by (used in) financing activities                                 (31,031)             16,698

Increase (decrease)in cash and cash equivalents                                     (10,335)            (96,848)
Cash and cash equivalents at beginning of period                                  1,115,984           1,202,252
                                                                              -------------       -------------
Cash and cash equivalents at end of period                                    $   1,105,649       $   1,105,404
                                                                              =============       =============

                             The accompanying notes
              are an integral part of these financial statements.

                   ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         NOTES TO FINANCIAL STATEMENTS


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of its operations for the three months and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

The Company was organized on November 20, 1987 as a Florida corporation. The Company was organized to establish and operate as an association of qualified physicians for the purpose of engaging directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph's Physicians-Healthcenter Organization, Inc. (the "PHO") for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The remaining 2,500 common shares of the PHO, also representing 50% of the outstanding common stock of the PHO, are owned by St. Joseph's Enterprises, Inc. ("Enterprises"). The PHO was organized for the purpose of engaging directly or indirectly in managed care arrangements and health care related ventures.

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

Other Investments

The Company owns five limited partnership units in St. Joseph's Same-Day Surgery Center, Ltd. ("SDS"). Management has not actively marketed these partnership units and intends to hold them beyond one year. Accordingly, this investment is presented as non-current, other investments. The investment is accounted for at cost because of the Company's limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions are recorded as income when declared and reported as distribution income.

On March 3, 1999, the Company purchased 100,000 shares of common stock, representing approximately 3% of the outstanding common stock, of Entrusted Health Management Services, Inc. ("EHMS"), a Florida corporation. The balance of the outstanding common stock of EHMS is owned by several other individuals and entities, none of which holds a majority interest in EHMS. EHMS is a start up entity that was organized to manage and administer health benefit arrangements for self-insured employers. Its services ultimately are planned to include designing and implementing benefit plans, developing one or more networks of hospitals, physicians and other health care providers, administering claims, and collecting and analyzing health care data for those employers with which it has contracts for the provision of some or all of these offered services.

The investment in EHMS is accounted for at cost because of the Company's limited percentage interest. Revenue derived from the EHMS common stock will only be recorded by the Company upon declaration of distributions or a gain upon sale of the stock. No distributions from EHMS were made in 1999, and none are anticipated in 2000 or the foreseeable future, and there can be no assurance that the Company ever will receive any distributions from EHMS. Likewise, although the Company has no present intention to sell the EHMS stock, there can be no assurance that the Company would be able to realize a gain, or even recover its investment, on any sale of the stock in the future. Accordingly, this investment is presented as non-current, other investments.

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

NOTE 2 - RELATED PARTIES:

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc. ("Hospital"), which is owned by St. Joseph's Health Care Center, Inc. ("HCC"), an affiliate of Enterprises.

All limited partner investors in the PHO's ventures are investors in the Company. In addition, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the nine months ended September 30, 2000 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                                              PHO                 Total
                                                          -----------          -----------
Balance at December 31, 1999                              $   212,207          $   212,207
 Equity in net earnings of investees                           (2,401)              (2,401)
                                                          -----------          -----------
Balance at September 30, 2000                             $   209,806          $   209,806
                                                          ===========          ===========

The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO                                    Sept. 30, 2000        Dec. 31, 1999
-------------------------------                         --------------        -------------
                                                         (unaudited)
Assets:
     Current assets                                       $  351,409           $  326,483
     Noncurrent assets                                       192,315              199,549
                                                          ----------           ----------
           Total assets                                   $  543,724           $  526,032
                                                          ==========           ==========

Liabilities and stockholders' equity:
     Current liabilities                                  $  124,111           $  101,617
     Long-term liabilities                                         0                    0
     Stockholders' equity                                    419,613              424,415
                                                          ----------           ----------
Total liabilities and stockholders' equity                $  543,724           $  526,032
                                                          ==========           ==========

                                                            For the Nine Months Ended
                                                         --------------------------------
                                                          Sept. 30,            Sept. 30,
Statements of Operations - PHO                              2000                 1999
-----------------------------------                      -----------          -----------
                                                         (unaudited)          (unaudited)
Equity in partnership earnings                            $  49,025            $  53,392
Other revenues                                               16,858               53,241
Expenses                                                     61,860               86,312
                                                          ---------            ---------
Income before taxes                                           4,023               20,321
Income tax provision                                            825                7,212
                                                          ---------            ---------
Net income                                                $   3,198            $  13,109
                                                          =========            =========

                                                             For the Three Months Ended
                                                          --------------------------------
                                                           Sept. 30,            Sept. 30,
Statements of Operations - PHO                               2000                 1999
-------------------------------                           -----------          -----------
                                                          (unaudited)          (unaudited)
Equity in partnership earnings                            $   17,239           $  22,763
Other revenues                                                 4,157              10,209
Expenses                                                      42,641              28,860
                                                          ----------           ---------
Income before taxes                                          (21,245)              4,112
Income tax provision (benefit)                                (3,180)              2,006
                                                          ----------           ---------
Net income (loss)                                         $  (18,065)          $   2,106
                                                          ==========           =========

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                               September 30, 2000

Liquidity

Cash resources of the Company decreased by $10,335 during the first nine months of 2000, as compared to a decrease of $96,848 during the first nine months of 1999. This significant year-to-year difference resulted primarily from the Company's use of cash to purchase the common stock of EHMS, as described in the following paragraph. The actual decrease in cash resources in 2000 resulted from a combination of circumstances. First, the Company redeemed more shares of its common stock (as a result of retirements and deaths of shareholders) during the first nine months of 2000 than during the corresponding period of 1999, and the Company did not sell any shares of its common stock in 2000, while a private offering was conducted during the first nine months of 1999. Second, quarterly distributions received by the Company with respect to its five limited partnership units in SDS decreased during 2000, as compared to the corresponding period of 1999. However, these reductions in cash resources were offset by an increase in the Company's interest income and a decrease in the Company's operating expenses during the first nine months of 2000.

On September 30, 2000, a $22,005 distribution with respect to the Company's five limited partnership units in SDS was declared, and the Company received the distribution early in the fourth quarter of 2000.

On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of EHMS, for which it paid $100,000. No distributions from EHMS were made during 1999 and no distributions are anticipated for 2000 or the foreseeable future. There can be no assurance that the Company ever will receive any distributions from EHMS.

St. Joseph's Health Network, Inc. ("SJHN") is a 100%-owned subsidiary of the PHO. Until December 31, 1999, SJHN, a physician-hospital organization, negotiated at-risk products (i.e., capitation products) with managed care organizations on behalf of its membership to provide high quality, competitively priced health care services for persons residing or employed in the Tampa area. SJHN was not successful in obtaining a sufficient number of managed care contracts to develop the base of patients needed to spread risk and make capitation successful. As a result, in 1999, the Board of Directors of SJHN undertook a review of SJHN's business, its opportunities and its strategic alternatives. As a result of this review, the Board of Directors of SJHN voted to terminate the business operations of SJHN. Based upon the advice of legal and accounting advisors, the Board of Directors determined that the business should cease as of December 31, 1999.

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

Results of Operations

Equity in net earnings of investees is the result of the Company's investment in the PHO. The decrease in net earnings of investees for the third quarter and first nine months of 2000, as compared to the corresponding periods during 1999, resulted from a decrease in the profitability of the PHO. The PHO's profitability was negatively affected by several circumstances. First, PHO revenues decreased because of a reduction in the administrative fees paid to the PHO by the Hospital for the administration of the ProHealth Plus Employee Plan. Second, PHO expenses increased significantly during the third quarter of 2000 because of a year-to-date adjustment in the allocation of the management fee expense that is paid to HCC for management and administrative services rendered to various entities, including the PHO. Notwithstanding this significant increase in third quarter PHO expenses, overall PHO expenses for the first nine months of 2000 decreased as a result of the termination of SJHN's operations, effective on December 31, 1999.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income decreased for the third quarter of 2000 and the first nine months of 2000, as compared to the same periods in 1999. This decrease resulted from a reduction in the profitability of the SDS, which is influenced primarily by managed care and governmental reimbursement rates. Distributions from SDS are calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank and investment deposits. The increase in the Company's interest earnings between 2000 and 1999 resulted from an increase in interest rates paid on the Company's investments.

The Company's general and administrative expenses decreased during the third quarter and first nine months of 2000, as compared to the same periods of 1999. This decrease resulted primarily from a decrease in legal and consulting fees during 2000, as compared to the corresponding period of 1999 when the Company had engaged counsel and a consultant to review the operations of SDS.

Accounting fees also decreased as a result of a change in auditors. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 1999. Expenditures incurred relate to the compensation paid to the Executive Director.

During the third quarter of 2000, the Company had a net loss of $9. Therefore, the net income/loss per common share was $0 for the third quarter of 2000. The net income per common share for the third quarter of 1999 was $23 per share. The decrease in the net income per common share for the third quarter of 2000 resulted from a decrease in net income, which was attributable to the factors described above.

Several new laws and regulations affecting the health care business were considered or adopted, at both the state and federal levels, during the last several years, including during 1999 and 2000. Additional health care reform legislation also has been proposed for consideration in 2000 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

Forward Looking Statements

This report may contain forward looking statements. Forward looking statements are statements of the current expectations, estimates, projections and beliefs of the Company's management, and are based on assumptions made by and information currently available to the Company's management regarding the Company and the industry in which the Company operates. Forward-looking statements describe management's expectations today of what management believes is most likely to occur or reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Among others, the words "believe," "anticipate," "intend," "expect," "estimate," "project," "should," variations of such words, and similar expressions are intended to identify forward-looking statements.

Forward looking statements are subject to potential risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to, increased competition, extent of the market demand for and supply of services of the types provided by the Company and the businesses in which it has an interest, adequacy and perception of patient and owner service availability and quality, governmental regulation, performance of information systems, and the ability of the Company or the businesses in which it has an interest to hire, train and retain qualified employees. The Company cautions that undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this document. The Company hereby disclaims any obligation to update information contained in any forward-looking statement. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as previously filed with the Securities and Exchange Commission. Forward-looking statements also may be included in other written and oral statements made or released by the Company.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the knowledge of the Company's management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the entities affiliated with the Company, to which the Company or any of the affiliated entities is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2000, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                                                        Number of Votes
                                                                                   -------------------------
                                                                                    For            Withheld
                                                                                   ------          ---------
Benedict Maniscalco, M.D. (term expiring 2004)                                      167                14
William Luria, M.D. (term expiring 2004)                                            172                 9
Carlos Dalence, M.D. (term expiring 2001)                                           177                 4

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

November 14, 2000

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                        ---------------------------------------
                                                    (Registrant)



Date: November 14, 2000                 /s/  N. Bruce Edgerton, M.D.
                                        ---------------------------------------
                                        N. Bruce Edgerton, M.D., President
                                        St. Joseph's Physician Associates, Inc.


Date: November 14, 2000                 /s/  Allen Miller, M.D.
                                        ---------------------------------------
                                        Allen Miller, M.D., Treasurer and
                                        Principal Financial Officer
                                        St. Joseph's Physician Associates, Inc.