Form 10KSB40
period 2000-12-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2001-04-02
CIK 833212

                                  FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 33-22011-A

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    --------------------------------------
                (Name of small business issuer in its charter)

              FLORIDA                                       59-2858209
     --------------------------                         -----------------
     (State or other jurisdic-                         (IRS Employer Identi-
     tion of incorporation)                                 fication No.)

            4900 North Habana Ave., Tampa, Florida           33614
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

Issuer's telephone number:  (813) 854-4668
                            --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No ____
         -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $197,996

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

          Approximately $1,405,145 as of February 28, 2001 (estimate based on book value due to lack of trading market).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, par value $1.00 per share -- 412 shares as of March 31, 2001

Documents incorporated by reference:  None

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         ANNUAL REPORT ON FORM 10-KSB
                                    for the
                         YEAR ENDED DECEMBER 31, 2000


                               TABLE OF CONTENTS

PART I..........................................................................................   1

    ITEM 1.    BUSINESS.........................................................................   1
    ITEM 2.    PROPERTIES.......................................................................  28
    ITEM 3.    LEGAL PROCEEDINGS................................................................  28
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................  29

PART II.........................................................................................  29

    ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS...........................................................  29
    ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION.............................................................  34
    ITEM 7.    FINANCIAL STATEMENTS.............................................................  48
    ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE..........................................................  48

PART III........................................................................................  49

    ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.............................................  49
    ITEM 10.   EXECUTIVE COMPENSATION...........................................................  54
    ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.........................................................  54
    ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................  55

PART IV.........................................................................................  56

    ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.................................................  56

                                    PART I
                                    ------

ITEM 1.  BUSINESS.

BACKGROUND
----------

         General
         -------

         St. Joseph's Physician Associates, Inc. ("SJPA" or the "Company") is a Florida corporation which was organized on November 20, 1987 to develop, establish, and operate as an association of qualified physicians for the purposes of engaging directly or indirectly in the provision of professional services through one or more managed care arrangements and engaging in health care related businesses, including in particular the acquisition of one-half of the voting common stock of St. Joseph's Physicians - Healthcenter Organization, Inc. (the "PHO") and one-half of the outstanding common stock of Hospitals' Home Health Care of Hillsborough County, Inc., d/b/a St. Joseph's Home Health Services ("SJHHS").

         The PHO, a Florida corporation, was organized in 1987 and originally was wholly owned by St. Joseph's Enterprises, Inc. ("Enterprises"), a Florida not-for-profit corporation that is a wholly owned subsidiary of St. Joseph's Health Care Center, Inc. ("HCC") and is affiliated with St. Joseph's Hospital, Inc. (the "Hospital Corporation"), which operates St. Joseph's Hospital, St. Joseph's Women's Hospital and The Tampa Children's Hospital (collectively, the "Hospital"), each of which is located in Hillsborough County, Florida. In February 1989, the Company acquired 2,500 shares of the common stock of the PHO. With the acquisition of such stock by the Company, Enterprises and the Company became equal owners of the voting common stock of the PHO. Until its redemption on January 31, 1997, Enterprises also owned all of the nonvoting preferred stock of the PHO.

         The PHO is principally a vehicle through which the Company and Enterprises together indirectly provide hospital and professional services to various managed care organizations and operate certain businesses. The PHO owns 100% of St. Joseph's Preferred, Inc. ("SJP"), a Florida corporation that was organized on March 13, 1991 to provide health care services as a "preferred provider" network. In addition, the PHO owns 100% of St. Joseph's Health Network, Inc. ("SJHN"), also a Florida corporation, that was organized on May 26, 1995 to develop a network of hospitals and physicians and to negotiate at-risk contracts with managed care organizations on behalf of its hospital and physician network. After extensive review, SJHN's Board of Directors voted to cease business operations as of December 31, 1999. The PHO also is currently the managing general partner of St. Joseph's Same-Day Surgery Center, Ltd. (the "Same-Day Surgery Center Partnership"), a Florida limited partnership that operates an ambulatory care center.

         SJHHS, a Florida corporation, was organized to provide home health services, including nursing and certain other health care services in the homes of home-bound patients. In June 1989, the Company purchased 50% of the outstanding common stock of SJHHS. The balance of the outstanding common stock of SJHHS then was owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), another wholly owned subsidiary of HCC. On January 5, 1998, the Company sold all of its ownership interest in SJHHS to SJAS for $100,000. See "HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY,

INC. d/b/a St. Joseph's Home Health Services- Nature of SJPA Interest" in Item 1 for further discussion.

         On March 3, 1999, the Company purchased 100,000 shares of common stock, representing approximately 3% of the outstanding common stock, of Entrusted Health Management Services, Inc. ("EHMS"), a Florida corporation. The balance of the outstanding common stock of EHMS is owned by other individuals and entities, none of whom holds a majority interest in EHMS. EHMS was organized to manage and administer health benefit arrangements for self-insured employers. Its services ultimately are planned to include designing and implementing benefit plans, developing one or more networks of hospitals, physicians and other health care providers, administering claims, and collecting and analyzing health care data for those employers with which it has contracts for the provision of some or all of these offered services.

         An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network and, prior to its ceasing operations, in SJHN's risk-based provider network. Likewise, the Company's investment in EHMS was made with an expectation that EHMS would thus be encouraged to afford the stockholders of the Company the first opportunity to participate in the provider network that EHMS is developing.

         Organization and Operations -- General
         --------------------------------------

         As currently operated, the primary function of the Company is to provide a vehicle whereby stockholders of the Company can, as a group, (1) indirectly participate (along with Enterprises) in the decision making processes affecting SJP and the Same-Day Surgery Center Partnership, (2) indirectly participate in EHMS and other ventures in which the Company may have a direct or indirect interest, (3) realize economic benefits from the operations of such ventures; and (4) consider and evaluate the feasibility of other ventures relating to the provision of health care services and of matters affecting the medical community as a whole and the Company and its stockholders in particular. However, as to the PHO and ventures in which only an indirect interest is held through the PHO, the stockholders of the Company have only limited managerial control because, as a group, they can affect only the selection of one half of the directors of the PHO and SJP. The Company's stockholders cannot directly participate in the management of the PHO, SJP, or the Same Day Surgery Center Partnership, nor can they substantially participate in the decision making process affecting the PHO, SJP, or the Same Day Surgery Center Partnership. Likewise, the Company's small percentage ownership in EHMS does not give the Company, or the stockholders of the Company, any significant managerial control with respect to EHMS.

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

         The PHO, SJP, and the Same Day Surgery Center Partnership are collectively referred to herein as the "Partially Owned Operations." The diagram on the following page is a flow chart showing the structural relationship between the Company and the Partially Owned Operations as of December 31, 2000. Because the Company's interest in SJHHS was sold on January 5, 1998, SJHHS is no longer considered as part of the Partially Owned Operations. Likewise, because SJHN ceased its operations on December 31, 1999, SJHN is no longer considered as part of the Partially Owned Operations. Also, because the Company's ownership in EHMS is not significant, EHMS has not been included in the diagram as one of the Partially Owned Operations.



      [rest of page intentionally left blank, see next page for diagram]

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             ORGANIZATIONAL CHART
                            AS OF DECEMBER 31, 2000

                                      ----------------------------------------------------------
                                                      St. Joseph's Physician                   _ _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                         Associates, Inc.
                                                                                               ---------------------------
                                                             ("SJPA")
                                      ----------------------------------------------------------


                                      -------------------------
                                      (50%)
                        ------------------------------
                          St. Joseph's Physicians-
        -----------------
                           Healthcenter Org., Inc.
                                   ("PHO")
                        ------------------------------


                                              (4% Managing General Partner)

                                              ---------------------------
        (100%)

----------------------                                 -----------------------------------------
    St. Joseph's                                                  St. Joseph's Same-
   Preferred, Inc.                                             Day Surgery Center, Ltd.
       ("SJP")
----------------------                                 -----------------------------------------

                                                                        Limited Partners
                                              --------------------------------------------------------------


                                      ---------------- ------------------  --------------------- ---------------------

                                            PHO              M.D.                  M.D.                  SJPA
                               --------                                                                              -----

                                      ---------------- ------------------  --------------------- ---------------------
                                       (1.5 units)           |       (33.5 units)        |          (5 units)
                                                             |- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

     The Company's Ventures
     ----------------------

     The Company's Ownership Interest in the PHO. The PHO is the Company's principal venture. In 2000, the authorized capital stock of the PHO consisted of 5,000 shares of voting common stock, par value $1.00 per share, and 6,250 shares of nonvoting (except as required by law) preferred stock, par value $20.00 per share. The Company and Enterprises each own 2,500 shares of the common stock of the PHO, constituting all of the outstanding stock of the PHO. Prior to January 31, 1997, Enterprises also owned all 6,250 shares of the preferred stock of the PHO, which preferred stock gave Enterprises the right to require the PHO to redeem its preferred stock at any time after July 31, 1992 upon 30 days notice, at par plus dividends owing with respect thereto, on the sole condition that funds be legally available therefor. Enterprises exercised its right to require redemption, and all 6,250 shares of nonvoting preferred stock were redeemed, effective on January 31, 1997, for $184,375 (including cumulative unpaid dividends). As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO.

          The PHO's Ownership Interest in SJP. The PHO owns 100% of St. Joseph's Preferred, Inc., a Florida corporation ("SJP"), organized to provide health care services through a "preferred provider" network.

     SJP has signed contracts with the Hospital Corporation, several other health care entities owned by or affiliated with the Hospital Corporation, the Same-Day Surgery Center Partnership, and approximately 412 SJPA physician stockholders (collectively referred to as the "PPO Providers"). These PPO Providers agree to accept discounted fees as payment in full for services provided to any patient covered under a contract between SJP and an employer, employer group, insurance carrier or other payor pursuant to which such payors engage the services of SJP's preferred provider network (each a "PPO Contract"). These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature which provides some economic incentive to the patient to use a PPO Provider (versus a non-PPO Provider).

     SJP has signed a Network Linking Agreement ("Network Linking Agreement") with BayCare Health Network, Inc. ("BayCare," formerly known as CareFirst Health Network, Inc. and, before that, SunHealth Care Plans - Gulf Coast, Inc.), which allows SJP to offer its services to clients of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare currently is owned by Enterprises and by University Community Hospital, Inc. and South Florida Baptist Hospital, Inc., not-for-profit hospitals located in Hillsborough County, Florida, and by St. Anthony's Hospital, Inc., Morton Plant Hospital Association, Inc. and The Trustees of Mease Hospital, Inc., d/b/a Morton Plant Mease Health Care, not-for-profit hospitals located in Pinellas County, Florida. Because of mergers and affiliations of the above-named hospitals, BayCare currently has five hospital-stockholders.

     All current PPO Contracts are held by BayCare, and access to the PPO Providers is through the Network Linking Agreement. Currently, BayCare has 72 contracts covering approximately 23,000 enrolled employees, to provide standard preferred provider, primary care preferred provider (i.e., "gatekeeper"), exclusive provider and various insured health care products. These include contracts with the Hospital Corporation and the Same-Day Surgery Center Partnership covering approximately 4,000 employees.

     In addition, BayCare has contracts with other managed care entities through which the PPO Providers are made available to provide services to the approximately 62,000 enrolled employees of these other entities (40,000 of such employees being under hospital services only contracts).

     The Company has indirectly participated on the Board of Directors of BayCare, because the physicians who serve on the BayCare Board of Directors as representatives of St. Joseph's Hospital have historically been nominated by SJPA. Prior to June 1998, each hospital-stockholder of BayCare was entitled to appoint four of the directors of BayCare, with two being physicians who are members of the medical staff of the respective hospital-stockholder and two being administrators of the respective hospital-stockholder. However, Amended and Restated Articles of Incorporation of BayCare were filed with the Florida Secretary of State on June 3, 1998, and the bylaws of BayCare were subsequently amended, to provide, among other things, for a total of ten directors, with each of the five hospital-stockholders of BayCare (as a result of a recent realignment of the hospital entities, there currently are only five hospital-stockholders) being entitled to appoint two of the directors, with one being the chief executive officer of the respective hospital-stockholder and one being a physician who is a member of the medical staff of the respective hospital-stockholder. Also, prior to February 1995, the bylaws of BayCare included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the physician directors of BayCare who were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at a meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the physician directors of BayCare who are designated by SJPA. In addition, in November 1996, the Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physicians or administrators) from five out of the then seven hospital-stockholders (i.e., at least two representatives of 70% of the stockholders) were present at a meeting. There can be no assurance that there will not be additional changes to the Bylaws of BayCare that would operate to further limit or annul the impact that the physician directors of BayCare who are designated by SJPA would have on the Board of Directors of BayCare.

          The PHO's Prior Ownership Interest in SJHN. The PHO also owns 100% of St. Joseph's Health Network, Inc., a Florida corporation ("SJHN"). SJHN, a physician-hospital organization, was incorporated on May 26, 1995 for the purpose of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts, or discounted fee-for-service contracts that would evolve over time into capitation contracts, with managed care organizations on behalf of the SJHN Providers to provide high quality, competitively priced health care services for persons residing or employed in the Hillsborough County, Florida area. The network of providers comprising the SJHN Providers was separate and distinct from the PPO Providers comprising SJP's PPO network (although many of the SJHN Providers also were PPO Providers). Because SJHN had concentrated its efforts on negotiating at-risk contracts (as opposed to the pure discounted fee-for-service contracts under which the PPO Providers provide services, without assuming direct risk), there were fewer physicians in SJHN's network, and the ratio of primary care (i.e., pediatrics, family and general internal medicine and OB-Gyn) physicians to specialist physicians was more strictly controlled.

     Between 1996 and 1999, SJHN conducted a provider credentialing process, and approximately 258 physicians were participating as SJHN Providers as of December 31, 1999. As the result of a review of SJHN's business opportunities and strategic alternatives conducted during 1999, the Board of Directors of SJHN voted to cease SJHN's business operations as of December 31, 1999.

          The PHO's Ownership Interest in the Same-Day Surgery Center Partnership. The PHO also owns a four percent (4%) partnership interest in the Same-Day Surgery Center Partnership, and serves as managing general partner of the Same-Day Surgery Center Partnership. Accordingly, through its ownership of the PHO, the Company beneficially owns a two percent (2%) general partnership interest in the Same-Day Surgery Center Partnership. Cash distributed by the Same-Day Surgery Center Partnership to the PHO is available for any purpose, including distribution equally to Enterprises and the Company (as the Board of Directors of the PHO deems appropriate), but that available cash has, to date, been retained by the PHO to pay its operating expenses. There can be no assurance that the Same-Day Surgery Center Partnership will distribute cash to the PHO, or that the PHO will make any dividend distribution of any cash that it receives from the Same-Day Surgery Center Partnership.

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

     The Company's Prior Ownership Interest in SJHHS. Prior to the January 5, 1998 sale of stock to SJAS, the Company owned 50% (4,000 shares) of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc. ("SJHHS"). SJHHS primarily provided medical services in the homes of patients. These services included nursing services by registered nurses ("RNs") and licensed practical nurses ("LPNs"), personal care services, custodial and companion services by home health aides, and other ancillary services, such as infusion therapy.

     The Company's Ownership Interest in EHMS. On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of Entrusted Health Management Services, Inc. ("EHMS"), for which it paid $100,000. EHMS was organized to manage and administer health benefit arrangements for self-insured employers, and it currently is providing services to one employer self-insured plan (with approximately 3,800 employees and their dependents participating in the plan). It is continuing to pursue other business opportunities and to negotiate with other employers to whom it proposes to provide services. The Company has been advised that EHMS currently is working on the development of several networks of hospitals, physicians and other health care providers (each such network being referred to as an "EHMS Network"). Each such EHMS Network is expected to be designed to service a specific geographic area in west central Florida. Although it continues to build its EHMS Network(s), and is contracting with an independent provider panel in the interim, EHMS has developed its ability to provide services to its employer and provider constituencies, including designing and implementing benefit plans, offering the services of one or more provider networks, administering claims, and collecting and analyzing health care data for employers with which it contracts. The Company invested in EHMS with a primary expectation that the stockholders of the Company would be given priority in joining the network of physicians that will be developed for Hillsborough County, Florida, although there currently is no written commitment to this effect. Furthermore, there can be no assurance that EHMS will be successful in obtaining contracts with a significant number of employers or in obtaining the capital funding that it will need to continue to operate until it can generate sufficient revenues to cover its operating expenses.

     Future Ventures
     ---------------

     The Company, along with the PHO and, at times, affiliates of Enterprises, continually investigates other health care related ventures.

     Pursuant to an agreement among the Company, Enterprises and the PHO (the "PHO Agreement," as described below), the Company agreed not to undertake or participate in certain specified health care related ventures without first offering to the PHO the right to form, organize and develop the venture. If the PHO fails to accept the offer or to proceed with respect to the venture in the manner and within the time required by the PHO Agreement, then the PHO will lose all rights with respect to the venture, and the Company will be free to proceed with respect to the venture described in the offer. There can be no assurance that any venture will be undertaken even if believed to be feasible; and, if undertaken, there can be no assurance that any such venture will provide any economic benefit to the Company. See "ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC. - The PHO Agreement, Right of First Refusal" in this Item 1 for further discussion.

     Government Regulation
     ---------------------

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

     Also, from time to time, bills are proposed and considered by the Florida Legislature (which currently is holding its 2001 Session) and the United States Congress, and regulations are proposed by various Florida and federal regulatory agencies, that could change or expand the prohibitions on physicians' ability to refer patients to entities in which they are investors. If implemented, one or all of these legislative or regulatory proposals could substantially affect some or all of the Partially Owned Operations and the Company. There is no assurance that future legislation or regulations will not have a materially adverse effect upon the Company.

     For a more complete discussion of the regulatory environment, see the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Annual Report on Form 10-KSB (this "Report"), which provisions are hereby incorporated by reference into the discussion under this Item 1.

     Third Party Reimbursement
     -------------------------

     Certain of the Partially Owned Operations, including the Same-Day Surgery Center Partnership, are subject to accreditation requirements in order to qualify for or to facilitate reimbursement from third party payors, including Medicare and Medicaid. To date, such entities have met all such requirements as are material, and the Company is not aware of any facts or circumstances that would prevent such entities from complying with such requirements. However, failure to so comply could adversely affect the ability of any such entity to be reimbursed for services provided, and therefore, would adversely affect the Company.

     It can be anticipated that federal and state governmental agencies, as well as insurance companies and other third party payors, will continue their efforts to contain the costs of medical care. There can be no assurance that such efforts will not substantially curtail the revenues of the Partially Owned Operations, and therefore, of the Company.

     Competition
     -----------

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

     SJP competes with a myriad of managed care businesses, including health maintenance organizations (HMOs) and independent practice associations (IPAs) that market their provider services to HMOs or independently as "preferred provider organizations" (PPOs) or "exclusive provider organizations" (EPOs) to insurance carriers or directly to employers and other payors. EHMS may compete with SJP for contracts with the managed care businesses with which SJP contracts, as well as competing against the same myriad of other managed care competitors that are faced by SJP.

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

     Conflicts of Interest
     ---------------------

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

     Employees
     ---------

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


ST. JOSEPH'S PHYSICIANS - HEALTHCENTER ORGANIZATION, INC.
---------------------------------------------------------

     Nature of SJPA Interest
     -----------------------

     The Company owns 50% (2,500 shares) of the common stock of St. Joseph's Physicians - Healthcenter Organization, Inc. (the "PHO"). The remaining 50% (2,500 shares) of the common stock is held by St. Joseph's Enterprises, Inc. ("Enterprises"). Until its redemption on January 31, 1997, Enterprises also owned all of the nonvoting preferred stock of the PHO. Any dividends that are paid by the PHO, if any, will be shared equally, on a per share basis, by all shares of common stock. However, during the time that the Company has been a stockholder in the PHO, no dividends have been paid by the PHO with respect to its common stock.

     Business
     --------

     The PHO is the principal vehicle through which the Company and Enterprises together indirectly provide hospital and professional services to various managed care organizations and engage directly or indirectly in various health care related businesses. The PHO owns 100% of SJP, a Florida corporation organized on March 13, 1991 to provide health care services through a "preferred provider" network. Until December 31, 1999, the PHO also owned 100% of SJHN, a Florida corporation organized on May 26, 1995 to contract with managed care entities primarily on a risk bearing basis, the business operations of SJHN having ceased in their entirety as of December 31, 1999. The PHO also is currently the managing general partner of, and in that respect owns a four percent (4%) interest in, the Same-Day Surgery Center Partnership, a Florida limited partnership that operates an ambulatory care center. In addition, the PHO owns one and one half (1.5) limited partnership units (out of a total of 40 units) in the Same-Day Surgery Center Partnership, but may resell these units to qualified limited partners.

     The PHO Agreement
     -----------------

     General. On February 24, 1988, the Company, Enterprises and the PHO entered into a written agreement setting forth various aspects of the organization and operation of the PHO (the "PHO Agreement"). Pursuant to the PHO Agreement, the Company acquired one-half of the authorized capital common stock of the PHO for $50,000. Enterprises paid $50,000 for its common stock in the PHO and $125,000 for its preferred stock (which was redeemed on January 31, 1997).

     Management. The PHO Agreement prescribes a Board of Directors for the PHO composed of ten (10) persons, five (5) of whom are selected by the Company's Board of Directors and five (5) of whom are selected by Enterprises. Current members of the Board of Directors of the PHO are:

     Company's Representatives/1/       Enterprises' Representatives
     -------------------------          ----------------------------

     Anthony Brannan, M.D.              Brent Amey, M.D.
     Norman Castellano, M.D.            Tommy Inzina
     N. Bruce Edgerton, M.D.            Isaac Mallah
     Bill Luria, M.D.                   Gilbert Pitisci, M.D.
     Benedict Maniscalco, M.D.          Fleury Yelvington

_________________________
1 See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May 7, 2001.

     Brent Amey, M.D., age 55, has been Vice President of Medical Affairs of St. Joseph's-Baptist Health Care System since August 1997, and was Vice President of Medical Affairs of St. Joseph's/St. Anthony's Health System from February 1995 to August 1997, was Chief of Emergency Medicine at St. Joseph's Hospital prior to February 1995 and was engaged in the private practice of medicine in Tampa, Florida, specializing in emergency medicine, for 21 years prior to February 1995, was a Director of St. Anthony's PHO from February 1995 through 1996, and was President of St. Anthony's PHO during 1997.

     Tommy Inzina, age 42, has been Vice President of Finance and Treasurer of BayCare Health System, Inc. since 1997, and was Director of Fiscal Services for St. Joseph's/St. Anthony's Health System from 1993 to 1997.

     Isaac Mallah, age 52, has been the President and Chief Executive Officer of St. Joseph's-Baptist Health Care System since July 1997, was the President and Chief Executive Officer of St. Joseph's/St. Anthony's Health System from January to June 1997, and was the Executive Vice President from 1993 to 1996, Vice President from 1983 to 1993, and Chief Operating Officer from 1989 to 1993 of St. Joseph's Health Care Center, Inc., Executive Vice President since 1993 and a Director since 1986 of Enterprises, Secretary/Treasurer and Director of the PHO since 1986, Secretary/Treasurer and Director of SJHHS and SJP since 1991, Vice Chairman and Director of BayCare since 1991 and Treasurer and Director of SJHN since 1995.

     Gilbert Pitisci, M.D., age 57, was Senior Vice President of the Hospital Corporation from 1993 to 1997, and was Vice President of Medical Staff Affairs of the Hospital Corporation from 1987 to 1993, President of the PHO from 1994 to 1995 and 1996 to 1997 and Chairman from 1995 to 1996, a Director of the PHO from 1989 to 1997, a Director of SJP since 1994, Chairman from 1994 to 1995 and 1996 to 1997 and President from 1995 to 1996, Secretary and Director of Enterprises from 1993 to 1997, and a Director and Vice Chairman of SJHN since 1995. Since 1974, and prior to his position at St. Joseph's Hospital, Dr. Pitisci was engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. In 1998, Dr. Pitisci returned to the private practice of medicine in Tampa, Florida, specializing in pediatrics, as an employee of HealthPoint Medical Group, which is owned by an affiliate of the Hospital Corporation.

     Fleury Yelvington, age 46, has been Chief Operating Officer of the Hospital Corporation since March 1999, and was Chief Operating Officer of St. Joseph's Hospital, Inc. and St. Joseph's Women's Hospital, Inc. from August 1997 to March 1999, Administrator of St. Joseph's Women's Hospital, Inc. from March 1995 to August 1997, and Vice President of Operations from 1993 to 1995.

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

     Enterprises' Affiliates Bound By PHO Agreement. Pursuant to the PHO Agreement, Enterprises is required to cause all of its present and future affiliates to be bound by all of the agreements between Enterprises and the PHO and/or the Company. The term "affiliates" of Enterprises is defined to include all present and future subsidiaries of St. Joseph's Health Care Center, Inc., or its successor or successors, and all other present and future affiliated and related entities and divisions of Enterprises, engaged directly or indirectly in the delivery of health care services, including without limitation the Hospital Corporation, the division of an affiliate of the Hospital known as "HealthLine," HealthPoint Medical Group, and their respective present and future affiliated and related entities and divisions.

     Right of First Refusal. The PHO Agreement by its terms currently prohibits Enterprises or any affiliate (as defined in the PHO Agreement) of Enterprises, and the Company or any group comprised of ten percent (10%) or more of the Company's stockholders, (individually or collectively, the "Offeror") from forming, organizing or developing, or accepting any offer to form, organize, develop, join, invest or otherwise participate in any future health care related venture (as defined below) without first offering to the PHO the right to form, organize or develop the same or similar health care related venture (the "Offer"). The PHO is to have thirty (30) days after receipt of an Offer within which to accept the Offer on the terms and conditions specified therein.

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

     Except as provided in the following paragraph, the term "health care related venture" is defined to include any venture that is related to the
                               -------
delivery of health care services, including without limitation any type of health care clinic, the rental of any property on the Hospital's campus for physicians' offices or for any type of health care clinic, any expansion of the services presently offered by a division of an affiliate of the Hospital known as "HealthLine," any venture that is related to health care services affecting non-acute inpatients (such as the establishment of a retirement living/nursing home facility) and/or outpatients (such as the establishment of an intermediate care facility or surgical ambulatory care center), any venture that is related to health care and affects the reimbursement mechanism by which the Hospital and the Company receive payment for services (such as the establishment of a provider panel to contract with prepaid health plans, including HMOs or PPOs), a medical office building, a convalescent care or diagnostic facility, durable medical equipment services, outpatient or home oxygen/respiratory therapy, outpatient clinical laboratory or imaging services and all opportunities for the formation of HMOs, PPOs, PHOs and all other physician-hospital organizations or entities.

     However, the term "health care related venture" is defined to exclude,
                                                                   -------
without limitation, any venture relating to health care services affecting acute inpatients (such as the purchase of St. Joseph's Women's Hospital or the development and construction of The Tampa Children's Hospital), any venture relating to the care delivered in private offices of the Company's stockholders and any venture relating to instruments, equipment (with the exception of diagnostic imaging equipment in connection with a venture involving the delivery of health care services, such as a diagnostic imaging center) and devices used in the delivery of health care services or ancillary thereto. There are certain arrangements, specified therein, to which the right of first refusal provision in the PHO Agreement does not apply.

     Although the PHO Agreement by its terms requires the stockholders of the Company to make the Offer described above, because such stockholders are not parties to the PHO Agreement, the issue has been raised as to whether stockholders are bound by such requirement. However, the Company notes that all stockholders were aware of such requirement prior to their purchase of stock and, although there can be no assurance of success, if deemed prudent by the Board of Directors of the Company, the Company could seek to enforce such requirement against a non-complying stockholder. Further, the Company could avail itself of its right to repurchase the Common Stock in the Company owned by any stockholder who failed to comply with such provision. Any such repurchase would make the stockholder ineligible to participate in SJP's preferred provider network and ineligible to continue any ownership interest in the Same-Day Surgery Center Partnership.

     Notwithstanding the foregoing, the PHO has not yet decided upon whether to involve itself in any businesses other than SJP, SJHN and the Same-Day Surgery Center Partnership, and the PHO may never decide to involve itself in any other business.

     Other situations have arisen during the past several years to which the Right of First Refusal might apply (e.g., the creation of a pediatric clinic and purchase of primary care medical practices through HealthPoint Medical Group by Enterprises or its affiliates; the Company's investment in EHMS). The Company and Enterprises have expressed differing views concerning the situations created by Enterprises and by the Company, and discussions are ongoing with respect to the parameters of the Right of First Refusal and the exceptions thereto. In January 1996, Enterprises proposed that the Right of First Refusal be deleted from the PHO Agreement and replaced with a memorandum of understanding, pursuant to which the Company and Enterprises would strive to communicate with each other openly regarding possible health care related ventures and would consider requests from the other party to participate in possible health care related ventures (but with no obligation to do so). A draft of such a memorandum of understanding was prepared, and the Company has continued, so far unsuccessfully, to attempt to complete negotiations. There can be no assurance that the Company and Enterprises will be able to reach a mutually satisfactory resolution concerning the parameters and application of the Right of First Refusal.

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

     As of March 31, 2001, no Notice has been given by either party, and the Company is not presently aware of any intent on the part of either party to give such a Notice.

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

     Financial Matters
     -----------------

     Results of Operations. The PHO had a decrease in its consolidated revenues in 2000, resulting primarily from a decrease in the PHO's equity in earnings of limited partnership, relating to the Same-Day Surgery Center Partnership. The PHO accounts for its 4% investment in the Same-Day Surgery Center Partnership under the equity method, because of the PHO's ability to exercise significant influence over the limited partnership. The PHO's net gain or loss resulting from its proportionate share of the partnership's revenue and expenses for the year is included in its statement of operations, included with this Report. For the year ended December 31, 2000, the PHO's equity in earnings of limited partnership was $35,745. The level of activity at the Same-Day Surgery Center Partnership has continued during the first three months of 2001 at levels comparable to 2000. While there can be no assurance that the level of activity for the Same-Day Surgery Center Partnership will continue, the Company is not aware of any reason that such level of activity should change significantly in the immediate future, although the Company cannot predict the impact of certain regulatory matters. See "SPECIAL CONSIDERATIONS -- Government Regulation" under
Item 6 of this Report, which discussion is incorporated by reference into the discussion under this Item 1.

     Investment income, consisting of distributions from certain of the Partially Owned Operations and interest on bank accounts, increased during 2000. The PHO earned $30,440 in 2000 from its holding of 1.5 limited partnership units in the Same-Day Surgery Center Partnership. Income from the limited partnership units is recorded by the PHO at the time distributions are declared.

     General and administrative expenses primarily consist of compensation paid and benefit costs incurred with respect to management staff, internal accounting costs and director and officer liability insurance premiums. Prior to 1996, the PHO had no staff and relied on Enterprises and its affiliates to perform all management and administrative functions. Since 1996, a PHO Director, a PHO Coordinator, a Provider Relations Coordinator and a Provider Relations Representative have been hired by St. Joseph's Health Care Center, Inc. ("HCC") to staff the operations of the PHO, SJP, SJHN (when it was operational) and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. The PHO will incur general and administrative costs for its share of these personnel, as well as for the share that is attributable to SJP, which will be allocated to and paid by the PHO (see the discussion at "ST. JOSEPH'S PREFERRED, INC. - Type of Business," in Item 1 of this Report, which provisions are hereby incorporated by reference). In 1998, the Board of Directors of the PHO and the boards of directors of other physician-hospital organizations (including one at South Florida Baptist Hospital, Inc.) that are affiliated with the Hospital Corporation approved a revision to the manner in which the management fee (which includes aggregate PHO fixed costs) that is paid by each physician- hospital organization to HCC is allocated, in order to align these support activities along geographic and community boundaries. The new allocation method resulted in a lower percentage being allocated to the PHO, thereby resulting in a decrease in general and administrative expenses for 1999 and 2000. These general and administrative expenses are expected to remain level in 2001 and thereafter.

     Professional fees expense consists of costs associated with the evaluation of and input with respect to new and proposed legislation and business ventures, expenditures related to consulting, legal and actuarial services with respect to implementation of new ventures, and audit fees. Professional fees expense decreased in 2000, because the PHO reduced the level of legal and consulting fees that were incurred. The Company expects that in 2001 and future years, the PHO will continue to make more in depth investigations of new and proposed legislation and possible new ventures. However, it is not anticipated that any new ventures will be implemented in 2001. As a consequence, professional and consulting fee expenses are not likely to increase substantially, if at all, in 2001.

     Liquidity. As of December 31, 2000, the PHO had cash balances of $453,211, representing approximately 70% of the PHO's total assets. This cash balance is an increase from 1999, and resulted primarily from a delay in payment of the management fees payable by the PHO to HCC. In addition, the PHO generally receives quarterly distributions from the Same-Day Surgery Center Partnership. The

Same-Day Surgery Center Partnership makes quarterly distributions in amounts equal to the amount by which the Same-Day Surgery Center Partnership's cash balances exceed the amount of the cash reserves estimated as being needed to satisfy the Partnership's cash needs over a 45 day period. In addition, the PHO earns interest income on its cash balances. For the near future, management believes it likely that its current cash inflows, together with the existing cash balances, will continue to provide sufficient funds for the PHO to pay its operating expenses, which consist primarily of management fees to HCC, personnel costs, legal, consulting, accounting, insurance, tax costs and investigations and funding of new ventures. No dividends are expected from SJP. There can be no assurance that the PHO's revenues and existing funds will be sufficient to cover all of its expenses.

     Capital Resources. As the managing general partner of the Same-Day Surgery Center Partnership, the PHO is contingently liable for all liabilities of the partnership. As a former managing general partner of St. Joseph's Diagnostic Center, Ltd. (the "Diagnostic Center Partnership"), the PHO remains contingently liable for liabilities of the Diagnostic Center Partnership arising prior to sale by the PHO of its interest. As of December 31, 2000, the Same-Day Surgery Center Partnership had $1,070,062 in current assets in excess of current liabilities and long-term debt and the Diagnostic Center Partnership had $6,812,065 in current assets in excess of current liabilities and long-term debt. In addition, all long-term debt of the partnerships is collateralized by inventory, accounts receivable and medical equipment.

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

     Impact on SJPA
     --------------

     The Company accounts for its 50% common stock investment in the PHO on the equity method. The Company's share of the PHO's net income or loss will be 50%.


ST. JOSEPH'S PREFERRED, INC.
----------------------------

     Nature of SJPA Interest
     -----------------------

     The PHO owns 100% of the outstanding stock of St. Joseph's Preferred, Inc. ("SJP"). This corporation was organized by the PHO on March 13, 1991, and initially capitalized with $10,000.

     Type of Business
     ----------------

     SJP has signed contracts with the Hospital Corporation, several other health care entities owned by or affiliated with the Hospital Corporation, the Same Day Surgery Center Partnership, and approximately 412 SJPA physician stockholders (collectively referred to as the "PPO Providers"). These PPO Providers have agreed to accept discounted fees as payment in full for services provided to any patient covered under a PPO Contract between SJP and a payor. These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature that provides some economic incentive to the patient to use a PPO Provider (versus a non-PPO Provider).

     SJP has signed a Network Linking Agreement (the "Network Linking Agreement") with BayCare Health Network, Inc. ("BayCare"). This Network Linking Agreement allows SJP to offer the services of its PPO Providers to enrollees of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare previously was owned entirely by Enterprises and by St. Anthony's Hospital, Inc. and Morton F. Plant Hospital Association, Inc., two not-for-profit hospitals located in Pinellas County, Florida. During 1994, several additional hospitals in Hillsborough County and in Pinellas County acquired ownership interests in BayCare. See the discussions under "BACKGROUND-The Company's Ventures" in Item 1 of this Report, which provisions are hereby incorporated by reference. BayCare was initially operated under the name SunHealth Care Plans - Gulf Coast, Inc., which name was changed in 1994 to CareFirst Health Network, Inc. In 1995, the name again was changed to BayCare Health Network, Inc.

     The majority of the current PPO Contracts are held by BayCare, and access to SJP's PPO Providers is through the Network Linking Agreement. Currently BayCare has 72 contracts, covering approximately 23,000 enrolled employees, to provide standard preferred provider, primary care preferred provider exclusive provider, and various insured health care products. This includes contracts with the Hospital Corporation and the Same Day Surgery Center Partnership covering approximately 4,000 employees. In addition, BayCare has entered into linking agreements with a number of other managed care entities through which the PPO Providers are made available to provide services to the approximately 62,000 enrolled employees of these other entities (40,000 of such employees being under hospital services only contracts). In addition, the PHO Director has functioned as a messenger for the Board of Directors of SJP in contracting with two additional managed care organizations.

     SJP's principal activity is to provide a "managed care" vehicle for bringing together otherwise unaffiliated service providers and groups of health care consumers, and coordinating the relationships between PPO Providers and the groups of consumers. Prior to 1996, SJP had no staff and relied on BayCare to perform all operational and marketing functions for SJP. Since 1996, a PHO Director, a PHO Coordinator, a Provider Relations Coordinator and a Provider Relations Representative have been hired by HCC to staff the operations of the PHO, SJP, SJHN (when it was operational) and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. The portion of the personnel costs associated with the management and administration of SJP is allocated to and paid by the PHO. Accordingly, SJP has no significant income or expenses.

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

     Management
     ----------

     The Bylaws of SJP prescribe a Board of Directors for SJP composed of four
(4) persons, two (2) of whom are selected by the Company's Board of Directors and two (2) of whom are selected by Enterprises. Current members of the Board of Directors of SJP are:

     Company's Representatives/1/    Enterprises' Representatives/2/
     -------------------------       ----------------------------

     Norman Castellano, M.D.    Isaac Mallah
     Allen Miller, M.D.         Gilbert Pitisci, M.D.
_________________

/1/ See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May 7, 2001.

/2/ See the discussion above relating to management of the PHO for information regarding Isaac Mallah and Gilbert Pitisci, M.D.

     The above referenced SJP Board members also are Board members of BayCare.

     Financial Matters
     -----------------

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

     Impact on SJPA
     --------------

     Because SJP is not anticipated to have any significant income or expenses, it is not anticipated to have a material impact on the business, or the financial condition or results of operations, of the Company.


ST. JOSEPH'S HEALTH NETWORK, INC.
---------------------------------

     Nature of SJPA Interest
     -----------------------

     The PHO owns 100% of the outstanding stock of St. Joseph's Health Network, Inc. ("SJHN"). This corporation was organized by the PHO on May 26, 1995, and initially capitalized with $1,000. It currently does not conduct any business.

     Type of Business
     ----------------

     SJHN was established as a physician-hospital organization for the purposes of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts with managed care organizations on behalf of the SJHN Providers, thus providing a vehicle for the SJHN Providers to share risk and receive a fair payment for health care services rendered to persons residing or employed in the Hillsborough County, Florida area. SJHN acted as the contracting agent to review, evaluate and negotiate prepaid or capitated contracts on behalf of the SJHN Providers. Under these contracts, the primary care physicians (i.e., pediatrics, family practice and general internal medicine) and certain of the specialist physicians were compensated by a monthly capitation (i.e., fixed payment per subscriber per month) that required each physician to assume (or share with SJHN) the risk of providing the medical care needed by the subscribers in the managed care plan that were assigned to the physician. Those physicians who were not capitated also could share in the volume-of-care risk, because a portion of the fee-for-service payments that they received was withheld in risk pools. The initial invitation to join SJHN as a physician provider was extended only to SJPA stockholders. As of December 31, 1999, approximately 258 physicians had been credentialed.

     SJHN was not successful in obtaining a significant number of managed care contracts to develop the base of patients needed to spread risk and make capitation successful. As a result, in 1999, the Board of Directors of SJHN undertook a review of SJHN business, its opportunities and its strategic alternatives. As a result of this review, the Board of Directors voted to terminate the business operations of SJHN. Based upon the advise of legal and accounting advisors, the Board of Directors determined that the business should cease as of December 31, 1999. No action has been taken to liquidate the corporation, but it currently does not conduct any business.

     Impact on SJPA
     --------------

     Because of the decision by the Board of Directors of SJHN to cease its business operations as of December 31, 1999, the Company does not expect to incur any future impact from SJHN.


ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD.
------------------------------------------

     Nature of the Company's Interest
     --------------------------------

     The Same-Day Surgery Center Partnership was organized on May 19, 1987 to develop and operate an outpatient surgery center (the "Same-Day Surgery Center Facility") in the Medical Arts Building, which is located on the campus of the Hospital and is owned by an affiliate of the Hospital Corporation. San Damiano Enterprises, Inc., a Florida not-for-profit corporation and an affiliate of the Hospital Corporation ("San Damiano") is the non-managing general partner of the Same-Day Surgery Center Partnership, owning a forty-eight percent (48%) partnership interest therein, and the PHO owns a four percent (4%) interest as the managing general partner of the Same-Day Surgery Center Partnership (the remaining forty-eight percent (48%) is represented by forty (40) limited partnership units). As a fifty percent (50%) stockholder in the PHO, the Company owns a 2% indirect interest in the Same-Day Surgery Center Partnership. Also, the Company owns five (out of the total of forty) limited partnership units in the Same-Day Surgery Center Partnership, amounting to a direct 6% ownership interest.

     Business
     --------

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

     The Same-Day Surgery Center Partnership has entered into a management agreement with St. Joseph's Health Care Center, Inc. ("HCC"). HCC is the 100% owner of San Damiano, a 48% non-managing general partner of the Same-Day Surgery Center Partnership. Until renegotiated during 1999, the management agreement provided for a management fee of 2.5% of gross revenues, but this fee was changed to 4.72% of net revenues retroactive to January 1999. Services provided under the management agreement include management of the day-to-day operations of the Same-Day Surgery Center Facility by a full-time on-site HCC employee, data processing systems and support, personnel administration, accounting services, and various other administrative services. In addition, HCC provides billing and collection services for 5% of net revenues. The Same-Day Surgery Center Partnership also has entered into agreements with anesthesiologists and other professionals to provide medical services.

     At the request of the Company's representatives on the PHO Board of Directors, an evaluation of the economic impact of the management agreement and the billing and collection agreement with HCC, as well as a number of operational issues relating to the staffing and administration of the Same-Day Surgery Center Partnership was undertaken, and a number of changes were negotiated with HCC and within the Board of Directors of the PHO. The primary changes that have been made and implemented include: (1) changing the management fee paid to HCC from 2.5% of gross revenues to 4.72% of net collection (thus allowing the Same-Day Surgery Center Partnership to benefit from the contractual allowances and managed care adjustments that are common in today's health care billings); (2) renewing the lease of the Same-Day Surgery Center facility upon its termination in 2003 (see the discussion at "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Facilities and Equipment" in Item 1 of this Report, which provisions are hereby incorporated by reference); and (3) changing the accountants for the PHO, SJP and the Same-Day Surgery Center Partnership from Ernst and Young, LLP to Kirkland, Russ, Murphy and Tapp, P.A. The changes arising from this evaluation and the negotiations resulting therefrom could have a material impact on the profitability and cash flow of the Same-Day Surgery Center Partnership. However, because these changes were implemented during 2000, the actual effects are not yet known, and there can be no assurance that the desired positive impact on profitability will be achieved.

     In addition, the Company's representatives on the PHO Board of Directors also have recommended several additional actions that could materially impact on the profitability and cash flow of the Same-Day Surgery Center Partnership, including: (1) a review of the billing fee that is paid to HCC to ensure that 5% is the appropriate fee for the services rendered, and consideration of alternative billing arrangements; and (2) a review of the staffing of the Same-Day Surgery Center, and in particular the late shift, to determine the cost effectiveness of that staffing. To date, Enterprises' representatives on the PHO Board of Directors have agreed to review these ideas in concept, but they have not agreed to take any action to implement the ideas. There can be no assurance that Company's representatives on the PHO Board of Directors will be successful in negotiating the implementation of these ideas.

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

     Facilities and Equipment
     ------------------------

     The Same-Day Surgery Center Facility is leased from Franciscan Properties, Inc., a wholly owned subsidiary of HCC and an affiliate of the Hospital Corporation. The Same-Day Surgery Center Partnership currently pays rent of $522,358 annually plus sales tax, subject to periodic escalations based on increases in the Consumer Price Index. This rental amount was reviewed and decreased by a small amount in connection with the lease negotiations with HCC and within the Board of Directors of the PHO regarding the Same-Day Surgery Center Partnership (see the discussion at "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Business" in Item 1 of this Report, which provisions are hereby incorporated by reference).

     The Same-Day Surgery Center Facility is approximately 17,000 net square feet located on the first floor of the St. Joseph's Medical Arts Building, including leasehold improvements comprised of six operating suites, three endoscopy rooms, one treatment room, one stereotactic breast suite, one pre-operative assessment area, one post anesthesia recovery room with phases I and II, a stage II pediatric recovery area and support facilities such as waiting areas, physician reading rooms, offices, medical records and business office. The Same-Day Surgery Center Facility is an outpatient facility designed to create a comfortable, noninstitutional environment that will be efficient and convenient for both patients and physicians.

     In 1998, the Same-Day Surgery Center Partnership exercised its final option to renew the lease for five years, and the current lease expires on February 28, 2003. In connection with the negotiations with HCC and within the Board of Directors of the PHO regarding the Same-Day Surgery Center Partnership (see the discussion at "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Business" in Item 1 of this Report, which provisions are hereby incorporated by reference), Franciscan Properties, Inc. agreed to an extension of the lease term through February 28, 2010, with the parties to review and negotiate further extensions after seven years (February 28, 2007). There can be no assurance that any such additional renewal or lease extension can be successfully negotiated.

     Financial Matters
     -----------------

     Results of Operations. During 2000, the Same-Day Surgery Center performed 12,393 procedures and generated approximately $7.5 million in revenues and net income of approximately $900,000. The Same-Day Surgery Center Facility experienced a small growth in volume of procedures of 1.3% in 2000, but 2000 revenues decreased approximately $1.1 million as managed care contractual reimbursements and government reimbursements continued to decline.

     Liquidity. At December 31, 2000, the Same-Day Surgery Center Partnership held approximately $165,000 in cash, which accounted for 7.6% of total assets. In 2000, the Same-Day Surgery Center Partnership generated approximately $90,000 of cash per month (a decline from $113,250 cash per month in 1999) after paying expenses and debt service. There can be no assurance that the current level of cash flow will continue, or that the level of cash flow will not continue to decline.

     Beginning with the period commencing on July 1, 1991, and for each fiscal year of the Same-Day Surgery Center Partnership through June 30, 2000, an assessment equal to 1.5% of the partnership's net revenues was being collected to fund indigent care in Florida. Effective on July 1, 2000, the Florida Legislature reduced this indigent care assessment to 1.0% of the partnership's net revenues. See the discussion under the heading "SPECIAL CONSIDERATIONS - Government Regulation" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1.

     The Company is not aware of any other reason that the level of cash flow for the Partnership should change in the immediate future, except to the extent that any distributions are made, or if additional Florida or federal legislation is passed which could affect reimbursement rates or impose additional compliance expenses or there should occur continued managed care contractual changes or changes in government rules that impact reimbursements. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. During 2000, the Same-Day Surgery Center Partnership distributed approximately $1.7 million to the general and limited partners. This included $101,460 paid to the Company with respect to its five limited partner units, and $67,640 paid to the PHO in its capacity as managing general partner. In April 2001, the Same-Day Surgery Center Partnership is expected to distribute approximately $333,330 to partners of record on March 31, 2001. Of this amount, $20,000 will be distributed to the Company in respect of its five limited partner units, and $13,333 will be distributed to the PHO in its capacity as managing general partner.

     Capital Resources. At December 31, 2000, the Same-Day Surgery Center Partnership had approximately $1.57 million in partners' equity. This represented capital contributions from the general partners and 40 limited partners, as well as accumulated earnings.

     The Same-Day Surgery Center Partnership currently has no outstanding long-term debt.

     In 2000, the Same-Day Surgery Center Partnership completed capital additions and replacements of approximately $201,000, all of which were funded from existing cash balances.

     The Same-Day Surgery Center Partnership plans capital expenditures in 2001 of approximately $339,000 in equipment and instrumentation replacements and upgrades, which are expected to be funded through debt financing. There can be no assurance that this debt financing will be obtainable on acceptable terms.

     Impact on SJPA
     --------------

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

     In addition, as indicated above, SJPA owns five limited partner units in the Same-Day Surgery Center Partnership, which are accounted for on the cost method. Revenue on the limited partnership units will be recorded by SJPA only upon declaration of distributions or a gain upon sale of the units. SJPA actually received $95,143 in cash in partnership distributions in 2000 in respect of the five units it owns. SJPA also expects to receive additional cash distributions during 2001 in respect of the five units.


HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC.
--------------------------------------------------------
 d/b/a St. Joseph's Home Health Services
----------------------------------------

     Nature of SJPA Interest
     -----------------------

     Until January 5, 1998, the Company owned 50% (4,000 shares) of the common stock of Hospitals' Home Health Care of Hillsborough County, Inc., d/b/a St. Joseph's Home Health Services ("SJHHS"). The other 50% was owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), a wholly owned subsidiary of HCC. The difference between the Company's cost of acquisition and its equity in the net liabilities of SJHHS was approximately $84,000 at the acquisition date and was being amortized using the straight-line method over 40 years as a reduction of equity in net earnings of investees. The unamortized portion of the difference, $66,362, was written off and included in loss on impairment of equity investment for the year ended December 31, 1997.

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

     Impact on SJPA
     --------------

     SJPA recognized its investment in SJHHS on the equity basis. Thus, it annually recognized 50% of the net income of SJHHS. Given the sale by SJPA of all of its stock in SJHHS, future operations of SJHHS will have no impact on the Company.


ENTRUSTED HEALTH MANAGEMENT SERVICES, INC.
------------------------------------------

     Nature of SJPA Interest
     -----------------------

     On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of Entrusted Health Management Services, Inc. ("EHMS"), for which it paid $1.00 per share (for a total capital contribution of $100,000). The balance of the outstanding common stock of EHMS is owned by other individuals and entities, none of whom holds a majority interest in EHMS. The Company has been informed that EHMS has been successful in issuing additional shares of its common stock (at $1.00 per share), but it also has redeemed shares that were purchased by its founding shareholders, and the Company's equity position in EHMS currently amounts to 3.3% of the outstanding common stock. EHMS recently commenced a private offering for additional shares of its common stock, at a per share price of $1.26, but to date no subscriptions at this offering price have been received. There can be no assurance that EHMS will be successful in this private offering.

     The Company has not been furnished with a listing of the stockholders of EHMS, but it understands that several of the individuals who own stock in EHMS also are stockholders in the Company. The Company is not aware whether any of the members of the Company's Board of Directors own any stock in EHMS, but the Company's Executive Director, Charles Cernuda, is a stockholder in EHMS (as a result, Dr. Cernuda voluntarily chose not to participate in the discussions of the SJPA Board of Directors regarding the decision to make this investment).

     Business
     --------

     EHMS was organized to manage and administer health benefit arrangements for self-insured employers. As described to the Company, EHMS was founded and developed by several individuals, including the President and Chief Executive Officer of the Employers Health Coalition, Inc. (the "Coalition") and the Employers Purchasing Alliance, Inc. (the "Purchasing Alliance"), both of which are Florida corporations. The Coalition is comprised of approximately 144 members, each of whom is an employer who operates in west central Florida, which provides educational and advocacy services to its employer-members and their employees regarding health related issues and healthful lifestyles. The Purchasing Alliance operates a group purchasing service that offers preferred rates on health care related products and services (e.g., HMO, PPO and insurance programs, managed care plan administration, dental and vision care programs, drug testing services, outpatient laboratory services, employee assistance programs) that it negotiates with third party vendors on behalf of the employer-members of the Coalition.

     The Company was advised that the concept underlying EHMS is to bring together employers and health care providers (e.g., physicians) to implement self-insured plans that are designed to give control of the administration of the health care benefits to the employer (the ultimate payer) and the physician (the ultimate provider of health care services). By working together to design health care programs and protocols for the provision and management of care, and by providing the employer and the physician with detailed outcome and utilization data, EHMS hopes to offer a system that is designed to allow the employer and the physician - not an insurance company or HMO - to collect savings realized through the implementation of cost-efficient delivery of health care to employees. EHMS has obtained its third party administrator license from the State of Florida, and it conducts customer service operations for its employer-clients. In addition, EHMS has contracted with an unrelated third party administrator to provide claims adjudication and claims paying services to EHMS' clients. The services provided by EHMS (either directly or through contractual arrangements with outside vendors) include (1) designing and implementing benefit plans, (2) offering the services of health care providers who are enrolled in one or more EHMS Network(s), (3) administering claims, (4) collecting and analyzing health care data for employers with which it contracts, and (5) disseminating detailed outcome and utilization data to the employer and the physicians who provide services to the employer's employees and their dependents.

     This "employer/physician model" initially is offered to the employer-members of the Coalition, in addition to, and as an alternative to, the existing HMO, PPO and insurance products offered through the Purchasing Alliance. EHMS began to actively market its services to employer-members of the Coalition in December 1998. It currently is contracted with one employer, with approximately 3,800 covered lives, to provide services through a network of providers that EHMS has contracted with (pending the development of its own provider network). In addition, EHMS is negotiating with several other employers to whom it proposes to provide services. EHMS also currently is working on the development of several networks of physicians, hospitals and other health care providers (each such network being referred to as an "EHMS Network"). Each EHMS Network is expected to service a specific geographic area within west central Florida. The providers in the applicable EHMS Network are expected to contract directly with EHMS on behalf of its employer-clients (as opposed to the providers contracting through a managed care organization, such as a HMO, which then contracts with the employer). There can be no assurance that EHMS will obtain contracts with any other employers, or that it will be successful in building the EHMS Networks that will be necessary to provide services in the west central Florida area in which EHMS will concentrate its initial marketing efforts.

     The Company was advised that initial development of EHMS and its employer-physician model was funded through operational grants from various sources.
EHMS began in April 1998 to privately solicit capital contributions to generate funds to finance its start-up. The funds derived from capital contributions, including the funds provided by the Company, are being used as collected to fund operations, and capital contributions are expected to continue to be used until sufficient operating funds are generated.

     EHMS derives operating revenues from the services that it offers to employer-clients in two ways. First, EHMS charges a management fee equal to 13.5% of the projected claims of each employer with which it contracts. Second, beginning in approximately the third or fourth year of a contract with an employer, in addition to its management fee, EHMS plans to share in 10% of the savings, if any, that are derived from the efficient operation of the employer's plan. EHMS has projected that it will take approximately one and to one and one half additional years to obtain contracts with employers that will generate sufficient operating revenues to cover its operating expenses. As of this time, EHMS has been able to obtained sufficient funding from capital contributions to cover both its start-up costs and any operating shortfall that occurs until it can generate sufficient operating revenues. There can be no assurance that EHMS will be successful in generating additional capital funding to implement and support its operations, or that EHMS will obtain employer contracts that will generate operating revenues that will be sufficient to support its ongoing business.

     Impact on SJPA
     --------------

     The Company accounts for its common stock investment in EHMS on the cost method. Thus, revenue derived from the EHMS common stock will only be recorded by the Company upon declaration of distributions or a gain upon sale of the stock. No distributions from EHMS were made in 2000, and none are anticipated in 2001 or the foreseeable future, and there can be no assurance that the Company ever will receive any distributions from EHMS. Likewise, although the Company has no present intention to sell the EHMS stock, there can be no assurance that the Company would be able to realize a gain, or even recover its investment, on any sale of the stock in the future.

     As noted above, EHMS currently has not generated sufficient capital contributions to ensure adequate funding to implement and support its operations. In making its capital contribution, the Board of Directors of the Company was aware of the significant risk of its investment. Nevertheless, the decision was made to invest in EHMS, primarily with the expectation that the stockholders of the Company would be given priority in joining the EHMS Network that is being developed for Hillsborough County, Florida. In addition, in negotiating the terms of the investment, EHMS provided oral assurances that the Company and its stockholders will have significant input into the physician members of the various committees that are expected to be formed (when EHMS' operating revenues can support the business) to develop physician practice patterns and protocols and to work with the local employers to develop health plan parameters. EHMS also provided oral assurances that the Company would have an option to purchase an additional 100,000 shares of EHMS' common stock for $1.00 per share, but the Company is not currently pursuing this right..


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


ITEM 3.  LEGAL PROCEEDINGS.

     Declaratory Statement Action With Respect to SJHHS
     --------------------------------------------------

     The language of the Florida Patient Self-Referral Act of 1992 is ambiguous in many respects. One such ambiguity can be found in the definition of an "investor," which relates to whether a stockholder in SJPA is deemed indirectly to be an "investor" in the Same-Day Surgery Center Partnership or SJHHS. A provision of the Florida Patient Self-Referral Act of 1992 allows a person or an entity that could be affected by the prohibitions included in the Florida Patient Self-Referral Act of 1992 to request that the Florida Agency for Health Care Administration ("AHCA"), or the applicable professional board under the Florida Department of Business and Professional Regulation, issue a declaratory statement defining how the applicable state agency interprets an ambiguous provision of the Florida Patient Self-Referral Act of 1992. Using this procedure, a Petition for Declaratory Statement was filed by Charles E. Cernuda, M.D. and SJPA (the "Declaratory Statement Action"), seeking an interpretation from the Board of Medicine of the Department of Business and Professional Regulation (the "Board") on whether a stockholder in SJPA is deemed to indirectly be an "investor" in SJHHS, thereby prohibiting the stockholder in SJPA from referring a patient to SJHHS for physical therapy services, occupational and speech therapy services or clinical laboratory services that are rendered as an incident to other home health services provided by SJHHS.

     In a Final Order issued on March 16, 1995, the Board of Medicine ruled that the definition of "investor" should be broadly interpreted and concluded that each stockholder's investment interest in SJPA results in such stockholder also being an "investor" in SJHHS (by virtue of SJPA's ownership of 50% of the outstanding stock of SJHHS). Accordingly, the Board concluded that, while SJPA owned the stock of SJHHS, the stockholders of SJPA were subject to the absolute prohibition for referrals to SJHHS for the "designated health services" that are specified in the Florida Patient Self-Referral Act of 1992. For the impact of this ruling, see the discussion under the heading "HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. d/b/a St. Joseph's Home Health Services - Nature of SJPA Interest" in Item 1 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 3. For further discussion regarding the Florida Patient Self-Referral Act of 1992, see the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 3.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL
-------

     No Market for the Company's Stock
     ---------------------------------

     There are substantial limitations on the ownership and transfer of the Company's Common Stock. Accordingly, there has never been nor will there ever be (unless there are substantial revisions to the Company's Articles of Incorporation and Bylaws) any public or other market for the Company's Common Stock.

     Due to restrictions in the Bylaws, there is no market in the Common Stock, except for repurchase by the Company at a price equivalent to current book value. With one exception in 1999 (in which the Board of Directors of the Company allowed a stockholder whose share was to be redeemed to sell his share to another physician who wanted to become a stockholder, with the purchaser agreeing to be bound by all of the existing restrictions on the share that he purchased), all shares of the Company's Common Stock that are issued and outstanding were purchased directly from the Company. Shares sold to date include the nine shares sold to the Company's nine initial stockholders shortly after the Company's organization, shares sold in the Company's initial public offering in the third quarter of 1988, an additional 11 shares issued in several transactions not involving a public offering in the third quarter of 1990, all at $1,250 per share, an additional 19 shares issued in several transactions not involving a public offering in the third quarter of 1991 at $1,500 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1992 at $1,750 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1993 at $1,925 per share, an additional 46 shares issued in several transactions not involving a public offering in the second quarter of 1994 at $2,570 per share, an additional 43 shares issued in several transactions not involving a public offering in the second quarter of 1995 at $3,000 per share, an additional 22 shares issued in several transactions not involving a public offering in the second quarter of 1996 at $3,200, an additional 10 shares issued in several transactions not involving a public offering in the second quarter of 1997 at $3,450, and an additional 23 shares issued in several transactions not involving a public offering in the third quarter of 1999 at $3,388. There were no additional shares of Common Stock issued by the Company in 1998 or in 2000.

     Shares have been repurchased by the Company during the second half of 1990 and during 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2000, and
additional share repurchases are anticipated during 2001. The most recent repurchases were for $3,330 per share.

     Holders
     -------

     As of March 31, 2001, there were 412 Common Stockholders of record, each owning exactly one share.

     Dividends
     ---------

     In 2000, the Company did not declare any dividends on its Common Stock.
For the foreseeable future, the Board of Directors generally intends to continue to retain earnings for use in the Company's business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, capital requirements and financial condition, as well as all other relevant factors.

DESCRIPTION OF SECURITIES
-------------------------

     General
     -------

     The Company has an authorized capital of 7,500 common shares of one class, $1.00 par value per share. The holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of assets legally available for the payment of dividends. Upon any dissolution or liquidation of the Company, the holders of Common Stock will share pro rata in all assets remaining after the payment of expenses and debts. The holders thereof have no preemptive or conversion rights. Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of the Company's stockholders.

     Eligibility to Participate in Other Ventures
     --------------------------------------------

     An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network and, prior to the termination of it business operations, only stockholders in the Company were permitted to participate in SJHN's at-risk managed care network.

     Non-Cumulative Voting
     ---------------------

     The holders of Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares participating in any election of directors can elect all of the directors to be elected if they so choose, and in such event the holders of the remaining shares will not be able to elect any directors.

     Restrictions on Transferability
     -------------------------------

     Shares of Common Stock of the Company are not transferable without the prior written consent of the Company (which consent may be withheld in the sole discretion of the Board of Directors), and such Shares are subject to redemption by the Company under certain circumstances.

     Physician Qualifications
     ------------------------

     General. As provided in the Bylaws of the Company, only individual physicians who are members in good standing of the Active or Senior Active Medical Staff of the Hospital are qualified to be stockholders. A stockholder at all times must satisfy the foregoing requirement unless waived by a vote of two-thirds of the members of the Board of Directors. A stockholder's failure at any time to satisfy such requirement for any reason whatsoever, including death, retirement or disability, will cause a termination of such stockholder's interest, and the share of Common Stock held by such stockholder will be redeemed by the Company. In addition, in 1995, the Board of Directors voted to restrict the offering of shares to only those Active and Senior Active members of the Medical Staff of the Hospital who are primary care physicians (i.e. family or general practitioners, general internists and general pediatricians) or specialists who are members of a group in which at least one existing SJPA stockholder also is a part. If additional shares of stock of the Company are sold in 2001, it is possible that similar restrictions on potential investors could be imposed again by the Board of Directors.

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

     Special Payment Terms For New Stockholders. Historically, physicians have been given the opportunity to become stockholders of the Company during specified offering periods by paying the then applicable purchase price in cash. Recently, a concern was expressed to the Company that many younger primary care physicians (i.e., family practitioners, general practitioners, general internists and general pediatricians) have been deterred from purchasing stock because the purchase price is required to be paid all at once. More recently, this same concern was expressed on behalf of younger specialist physicians. The Company has recognized the importance of having a substantial number of younger physicians available in the pool of physicians who may participate in the preferred provider network offered by SJP, or for other managed care ventures in which the Company may become involved in the future. As an inducement for younger physicians, the Company first decided that primary care physicians, and then in 1999 decided that all physicians who become eligible to purchase stock in the Company, should be offered the option, at the time that an offering of Common Stock is to proceed, of either paying the entire purchase price for a share of stock at the time of purchase or making three annual installments of the purchase price. In 1997, the Board of Directors of the Company decided that interest should be charged on the deferred installments (prior to 1997, the installments were due without interest). The interest rate is determined on the date of the promissory note evidencing the installment obligation, based upon the "applicable federal rate" (i.e., the rate necessary to avoid imputed interest on a "below market" loan under the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder), and it is fixed for the period that the installment obligation remains outstanding. If additional shares of stock of the Company are sold in 2001, it is possible that similar special payment terms for potential investors may be offered again by the Board of Directors.

     Procedure for Redemption and Termination of Interest
     ----------------------------------------------------

     The price of each share of Common Stock that is redeemed pursuant to the mandatory redemption provisions of the Bylaws of the Company is the adjusted book value per share as of the end of the fiscal quarter immediately preceding the date on which the Company receives notice of the mandatory redemption event.

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

                    [rest of page left intentionally blank]

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth, for the periods indicated, selected financial data with respect to the Company:

                                                       Year ended December 31,
                                    2000          1999          1998          1997           1996
                                    ----          ----          ----          ----           ----
Equity (deficit) in net
earnings of investees           $   30,123    $  (36,247)    $   42,971    $    2,763     $  146,911

Distribution income                101,460       104,563        125,040       120,040        154,080

Net income (loss)                   53,480       (20,824)        41,141      (144,780)       133,111


Income per common share/1/:

Net income (loss)                      127           (49)            96          (333)           307

Total assets                     1,530,948     1,496,169      1,527,202     1,408,868      1,584,002

Long-term obligations                  -0-           -0-            -0-           -0-            -0-

Cash dividends declared
per common share                       -0-           -0-            -0-           -0-            -0-

/1/ The adoption of Financial Accounting Standards Board ("FASB") Statement 128, Earnings per Share, had no effect on the computation of income per common share.

     Because there exist material uncertainties as to matters that could affect the Company, the data reflected above may not be indicative of the Company's future financial condition or results of operations. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which provisions are hereby incorporated by reference into the discussion under this Item 6.

     2000 vs. 1999
     -------------

     In 2000, revenues increased as a result of (1) an increase in the profitability of the PHO, and (2) the PHO received an income tax refund of $48,500. The increase in the profitability of the PHO is primarily a result of the PHO no longer incurring losses from the operations of SJHN, which operations ceased on December 31, 1999. In addition, interest income increased during 2000 as a result of the Company shifting the investment of its cash reserves from bank accounts into short-term bonds, which have higher rates of return than cash investments.

     Expenses decreased in 2000 because of decreases in general and administrative expenses relating to (1) lower legal and consulting fees incurred with respect to issues relating to the PHO and Same Day Surgery center Partnership, (2) lower accounting fees incurred with respect to the year-end audit as a result of the change in auditors in 1999, and (3) no additional SEC filing fees were incurred in 2000, in contrast to 1999 when these fees were higher because of the additional filing for the change of auditors. It is anticipated that general and administrative expenses will continue to be incurred in 2001 at levels consistent with 2000.

     1999 vs. 1998
     -------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Shortly after its organization, the Company's nine founding stockholders each purchased one share of Common Stock in the Company for $1,250 per share. An additional 202 shares of Common Stock were sold for the same amount in the Company's initial public offering, conducted in the period from August 12, 1988 through December 31, 1988, bringing the Company's total initial capitalization to $263,750. The following table sets forth information concerning additional shares that have since been issued:

--------------------------------------------------------------------------------
   Year     Shares Issued     Per Share Price     Total Consideration Received
--------------------------------------------------------------------------------
   1990           11              $1,250                    $13,750
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
   Year     Shares Issued     Per Share Price     Total Consideration Received
--------------------------------------------------------------------------------
   1991           19              $1,500                    $ 28,500
--------------------------------------------------------------------------------
   1992           62              $1,750                    $108,500
--------------------------------------------------------------------------------
   1993           62              $1,925                    $119,350
--------------------------------------------------------------------------------
   1995           43              $3,000           $119,000 cash plus $10,000
                                                            in notes
--------------------------------------------------------------------------------
   1996           22              $3,200            $63,800 cash plus $6,600
                                                            in notes
--------------------------------------------------------------------------------
   1997           10              $3,450                    $ 34,500
--------------------------------------------------------------------------------
   1998            0              $    0                    $      0
--------------------------------------------------------------------------------
   1999           23              $3,388            $50,827 cash plus $27,097
                                                             in notes
--------------------------------------------------------------------------------
   2000            0              $    0                    $      0
--------------------------------------------------------------------------------

     The following table sets forth information concerning share repurchases:

--------------------------------------------------------------------------------
          Time Period            Shares Repurchased          Total Amount Paid
--------------------------------------------------------------------------------
     Second half of 1990                  6                       $ 5,639
--------------------------------------------------------------------------------
     Second half of 1991                  3                       $ 3,512
--------------------------------------------------------------------------------
     Second half of 1992                  3                       $ 5,769
--------------------------------------------------------------------------------
     Second half of 1993                  4                       $ 8,124
--------------------------------------------------------------------------------
     Second half of 1994                  5                       $13,134
--------------------------------------------------------------------------------
     First half of 1995                   1                       $ 2,627
--------------------------------------------------------------------------------
     Second half of 1995                  5                       $15,241
--------------------------------------------------------------------------------
     First half of 1996                   1                       $ 3,048
--------------------------------------------------------------------------------
     Second half of 1996                 15                       $45,848
--------------------------------------------------------------------------------
     Second half of 1997                 12                       $39,376
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          Time Period            Shares Repurchased          Total Amount Paid
--------------------------------------------------------------------------------
     First half of 1998                   1                       $ 3,048
--------------------------------------------------------------------------------
     Second half of 1998                 13                       $40,540
--------------------------------------------------------------------------------
     First half of 1999                   4                       $12,727
--------------------------------------------------------------------------------
     Second half of 1999                  9                       $30,474
--------------------------------------------------------------------------------
     First half of 2000                   8                       $26,497
--------------------------------------------------------------------------------
     Second half of 2000                  7                       $23,310
--------------------------------------------------------------------------------

     No dividends were declared in 2000, and no dividends are contemplated in the near future.

     No dividends were received from the PHO in 2000 and no dividends are expected from the PHO in 2001. All operating cash in 2000 was derived from the distributions with respect to the Company's limited partner units in the Same-Day Surgery Center Partnership. Operating cash in 2001 is expected to be derived from distributions with respect to the Company's limited partnership units in the Same-Day Surgery Center Partnership and from cash on hand at the end of 2000. Such cash is anticipated to meet the Company's cash needs during 2001. Further, the Company may elect to conduct a private offering of its Common Stock in 2001 at a price that will be determined based upon the then per share book value of the Company's stock. See the discussion under the heading "Physician Qualifications" in Item 5 of this report, which discussion is hereby incorporated by reference into the discussion under this Item 6. If additional shares are sold in this fashion, such purchases will reduce the percentage of the Company owned by each shareholder, and thus also the percentage of the net income and net assets attributable to each shareholder.

PARTIALLY OWNED OPERATIONS
--------------------------

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

SPECIAL CONSIDERATIONS
----------------------

     As with any business venture, there are matters which the Company cannot predict with certainty. Several of these matters are discussed below, some of which already have materialized, and others, if they were to materialize, could have a materially adverse effect on the Company.

     Government Regulation
     ---------------------

     Several new laws and regulations affecting the health care business were adopted, at both the state and federal levels, during the last several years, including 1999 and 2000. Additional healthcare reform currently is being considered by the Florida Legislature during its Session that began during the first week of March 2001 and currently is scheduled to continue through the first week in May. Additional health care reform legislation also has been proposed for consideration in 2001 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, the Partially Owned Operations, EHMS and the stockholders of SJPA.

     Indigent Care Assessment.  Legislation was passed by the Florida
     ------------------------
Legislature during its 1991 Session to raise additional State revenues to fund health care for the indigent. This legislation imposed an assessment (the "Assessment") equal to 1.5% of the annual "net operating revenues" (gross revenues less expenses of collection and certain contractual adjustments and discounts) of certain specified health care entities. Effective on July 1, 2000, the Florida Legislature reduced the Assessment to 1.0% of the partnership's "net operating revenues." The health care entities that are subject to the Assessment include: (1) ambulatory surgical centers, (2) clinical laboratories, (3) free standing radiation therapy centers, and (4) free standing outpatient diagnostic imaging centers. An entity subject to the Assessment which fails to file the required quarterly reports or files incomplete reports, or which fails to pay the quarterly Assessment in a timely manner, will be subject to daily fines that can become substantial for continuing failures.

     The Same-Day Surgery Center Partnership is subject to the Assessment. For the period ended December 31, 1999 and for prior years, the partnership provided for this accrued expense in its financial statements for the applicable period. However, the partnership did not accrue this expense in its financial statements for the period ended December 31, 2000, because the partnership has chosen to treat each quarterly Assessment as being billed in advance; so that the quarterly Assessment received in December 2000 relates to the first quarter of 2001, (consistent with other hospital groups in the state of Florida) and therefore no accrual is necessary. See the discussion under "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Financial Matters" in Item 1 of this Report, which provisions are hereby incorporated by reference into this Item 6. The Assessment adversely impacts the cash flow available for distribution to the investors in the partnership, which, in turn, impacts on the cash flow of the PHO and the Company.

     Fraud and Abuse in Health Care Programs.  The Medicare Anti-Kickback
     ---------------------------------------
Statute (the "Statute"), which came into law in the 1970's, is violated by anyone who offers, pays or receives "remuneration" in return for referring (or inducing a referral) or for purchasing, leasing or ordering any business reimbursed under the Medicare or Medicaid Program. This law is commonly known as the "fraud and abuse statute." The Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("DHHS") has published final Medicare and Medicaid fraud and abuse safe harbor regulations (collectively, the "Regulations"). The Regulations, which became effective immediately upon publication, are designed to identify certain arrangements that fall within "safe harbors" and are deemed not to be violations of the Statute.

     Any entity that provides health care services and is reimbursed for those services under the Medicare or Medicaid Program, or any other federally-funded health care program, is subject to the provisions of the Statute. SJP currently does not enter into contracts that cover Medicare patients. Prior to ceasing operations, SJHN contracted with managed care organizations that are qualified to enroll Medicare patients. Thus, SJHN was, and the other Partially Owned Operations are, subject to the provisions of the Statute.

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

     Failure to comply with the Regulations does not mean that an arrangement automatically violates the Statute. All of the facts and circumstances of the arrangement must be considered to determine whether a fraud and abuse violation exists. Violation of the Statute is a criminal felony, punishable by fines of up to $25,000 and up to five years in prison. In addition to the potential criminal sanctions, in certain cases the OIG can impose civil money penalties and also may suspend a physician's participation in or exclude a physician or other provider from the Medicare or Medicaid Program for a period of five years (or longer in some cases). This exclusionary authority is draconian in effect. Medicare and Medicaid will not pay any amount to an excluded physician, to the
                      ---- --- --- --- ------
patient or to any provider through which services or medications are ordered or prescribed by the excluded physician. The exclusion applies whether or not the physician is "participating" in the Medicare or Medicaid Program, and the right to appeal the exclusion generally arises only after the exclusion has been
                                              -----
imposed. The exclusion of one physician also could adversely affect his or her entire group's ability to be paid by Medicare or Medicaid during the period of exclusion.

     Several laws passed by the United States Congress and regulations issued by the OIG and DHHS since 1992 have added additional sanctions and clarified the application of the Statute and the Regulations. For example, the Health Insurance Portability and Accountability Act of 1996 (commonly known as "HIPAA"), which was signed into law on August 21, 1996, among other things, expanded the scope of the Statute to apply its fraud and abuse provisions to all
                                                                             ---
federal health care programs, other than the Federal Employees Health Benefits Program. In addition, it clarified the definition of "remuneration" (especially as it relates to waivers and partial waivers of coinsurance and deductible amounts), and it added six statutory "safe harbors," including exceptions to the fraud and abuse Statute for certain managed care arrangements (e.g., an arrangement which places a provider at "substantial financial risk," such as a capitation agreement).

     HIPAA also created five new criminal statutes that apply to a "health care benefit program," which term is broadly defined to cover governmental and
                                                                      ---
private health programs (e.g., private insurance or self-insured plans for
-------
employees). These new laws are in addition to the Statute (which, by its terms, applies only to fraud and abuse in federal health benefit programs), and they prohibit fraudulent or abusive activities, embezzlement or stealing, making of false statements, and obstructing, preventing or misleading a criminal investigation relating to any health care benefit program. In addition, existing federal criminal laws relating to money laundering, asset forfeiture, and fraud injunctions were expanded to cover "federal health care offenses." Finally, HIPAA increases the sanctions that may be imposed for a violation of the law (including civil money penalties and exclusion from continued participation in the Medicare or Medicaid Programs).

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

     In addition, a number of proposals for federal health care reform are under consideration by the United States Congress. From time to time, several of the proposals have included an expansion of the Statute to cover all health care
                                                             ---
payors, including Medicare/Medicaid and other federal programs, private insurers, self-insured plans and health maintenance organizations. If the Statute is expanded in this manner, it is anticipated that the concepts underlying the Regulations also will be expanded, and the OIG and DHHS (or another federal regulatory body) will be given authority to enforce the expanded scope of the Statute and Regulations.

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

     The Florida Patient Self-Referral Act of 1992.  At the close of its 1992
     ---------------------------------------------
Session on March 13, 1992, the Florida Legislature passed several bills that apply to the business of health care. One bill that directly impacted on the Company, the Partially Owned Operations and the stockholders of SJPA was known as the "Patient Self-Referral Act of 1992" (the "Patient Self-Referral Act"). It applied new prohibitions, rules and restrictions on the conduct of business by a "health care provider" (defined to include an allopathic physician, osteopathic physician, chiropractor, podiatrist, optometrist and dentist) and any other "entity" (defined to include an individual, partnership, firm, corporation or other business entity) that provides any health care services in Florida.

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

     (4) require any entity that furnishes the specified "designated health services" to be licensed by the Florida Agency For Health and Administration ("AHCA") (this provision has yet to be fully implemented);

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

     (6) require any entity that provides health care services to get the signature of a patient on a written disclosure form before service is rendered, such written disclosure to include: (a) the existence or
                                                                     --
     nonexistence of a financial relationship with the referring health care
     ------------
     provider, (b) a schedule of typical fees charged by the entity or a written estimate of the fees specific to the patient, (c) the patient's right to choose where to have the service rendered and (d) the names, addresses and telephone numbers of two reasonable alternative sources at which the patient can receive the health care item or service;

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

     As originally enacted, the provision described in the first item above, which absolutely prohibits referrals for the specified "designated health services," was to apply to referrals made on or after October 1, 1995 by a health care provider who acquired his or her interest in the entity before May 1, 1992. If a provider acquired his or her interest in an entity on or after May 1, 1992, then referrals made on or after the effective date of the bill (April 8, 1992) for the specified "designated health services" were absolutely prohibited. However, in legislation passed in 1993, a change was made, so that if a provider acquired his or her interest in an entity before May 1, 1992, then referrals made on or after October 1, 1994 for the specified "designated health services" were absolutely prohibited.

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

     The Company continues to be unable to resolve one issue to its satisfaction. That is, it is not clear from the language of the Patient Self-Referral Act whether the absolute prohibition will apply to all referrals in
                                                            ---
which a "designated health service" is involved, or whether the referral must specifically be for a "designated health service." For example, would the absolute prohibition apply to a referral for an item or service that is not a "designated health service" if a "designated health service" is provided as an incident to the provision of the other item or service? The answer to this question would be important, for example, when a patient is referred for ambulatory surgery services to the Same-Day Surgery Center Facility, and clinical laboratory services also are performed as an incident to the provision of ambulatory surgery services. As of this time, by analogy to recently issued proposed federal regulations which are similarly designed to prohibit physician referrals to entities in which the physician owns an interest, it appears that the Patient Self-Referral Act could be interpreted to "bundle" both the specific service which constitutes the ancillary "designated health service" and the primary service to be provided, thus prohibiting the referral for both services.

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

     The Florida Legislature currently is holding its 2001 Regular Session, and the Company cannot currently predict whether any pending legislation will ever become law, or, if it does, what the impact of the legislation could be on the Company and on the various Partially Owned Operations. There can be no assurance that the Patient Self-Referral Act as it is implemented and refined over time, will not have a substantial adverse impact on the amount of revenues received by each of the Partially Owned Operations for specific services rendered.

     Other Federal Prohibitions on Physician Referrals - The "Stark" Provisions.
     --------------------------------------------------------------------------
In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), which contained a number of provisions affecting the Medicare and Medicaid programs. The primary focus of the Medicare provisions was a reduction in payments to providers (e.g., hospitals), under Medicare Part A, and physicians, durable medical equipment suppliers and other providers of services under Medicare Part B. Taken together, these provisions have, and will continue to, reduce the level of reimbursement paid to the Partially Owned Operations with respect to services rendered to Medicare patients, thus reducing the cash flow and profitability of the Partially Owned Operations.

     OBRA '93 also extended the scope of the federal prohibition on physicians referring Medicare patients to entities in which they own a financial interest or have a compensation arrangement. Prior to OBRA `93, federal law prohibited referrals to entities in which a physician holds a financial interest or has a compensation arrangement only with respect to referrals for clinical laboratory services (the so-called "Stark I Referral Prohibition"). OBRA `93 extended the prohibition to cover referrals for other "designated health services," including
(1) clinical laboratory services, (2) physical therapy services, (3) occupational therapy services, (4) radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, (5) radiation therapy services, (6) the furnishing of durable medical equipment and supplies, (7) parenteral and enteral nutrients, equipment and supplies, (8) prosthetics, orthotics and prosthetic devices and supplies, (9) home health services, (10) outpatient prescription drugs and (11) inpatient and outpatient hospital services (the so-called "Stark II Referral Prohibitions"). Generally, OBRA *93 (commonly now called "Stark II") prohibits a physician with an ownership or investment interest in or a compensation arrangement with an entity from making referrals to that entity for the furnishing of any of the "designated health services."

     The extension of the Stark II Referral Prohibitions were effective for referrals made after December 31, 1994 (other than for clinical laboratory services, which prohibition became effective on January 1, 1992).

     On August 14, 1995, final regulations were issued that applied to the Stark I Referral Prohibition relating to clinical laboratory services. On January 9, 1998, regulations were proposed to apply the Stark II Referral Prohibitions to the eleven enumerated "designated health services." These proposed regulations were substantially revised and published in final form on January 4, 2001. These so-called "Stark II Regulations" are intended as Phase I of the new rules, covering the general prohibition on referrals and the general exceptions to the referral prohibition that apply to both ownership interests and compensation arrangements. The final rules clarify a number of issues that were left open in the 1995 regulations covering the Stark I Referral Prohibition (many of the clarifications being likely to result in a less strict application of the referral prohibitions) and also add additional restrictions with respect to the scope of the Stark II Referral Prohibitions. Phase II of the new rules, which are expected to be issued shortly (no actual issue date having been specified), will address the remaining provisions of the Stark II Referral Prohibitions, including their applicability to the Medicaid program. Except for certain provisions that apply to home health services (which will be effective in April
2001), the effective date of the newly issued "Stark II Regulations" was delayed for one year (until January 4, 2002), to give providers time to restructure existing operations to be able to comply with the new regulations.

     The Company is continuing to review the applicability of the physician referral prohibitions contained in the Stark I and Stark II Referral Prohibitions, as modified by the Stark II Regulations, to the various Partially Owned Operations. It is not clear at this time how the prohibitions will affect the services rendered by the Same-Day Surgery Center Partnership.

     Other Federal Health Care Regulations  Arising From "HIPAA".
     -----------------------------------------------------------

     HIPAA, among other things, mandated the implementation of federal standards to (1) protect the privacy of individually identifiable health information regarding patients, and (2) ensure the security of individually identifiable health information that is transferred (electronically or otherwise) between and among providers, insurance companies and other payors. On December 28, 2000, final regulations were issued that adopted standards for the privacy of individually identifiable health information (commonly called the "HIPAA Privacy Rule"). The HIPAA Privacy Rule originally was to become effective on February 26, 2001, but, because of a technical glitch in the

* greater than
manner in which the regulations were issued, the effective date has now been moved back to April 14, 2001. Providers have twenty-four months from the effective date (i.e., until April 14, 2003) to be in compliance with the new rules.

     In addition, as part of what Congress called the "Administrative Simplification" provisions of HIPAA, standards also were mandated to ensure the security of patient information. Under this mandate, a massive set of proposed regulations was issued on August 12, 1998, which, if finalized, will implement a myriad of new safeguards and standards covering the electronic and paper transmission of patient information (called the "Security and Electronic Signature Standards"). These proposed regulations have yet to be issued in final form, and the Company is not aware of any timetable for these proposed rules to be put into effect.

     The Company is continuing to review the applicability of the HIPAA Privacy Rule and the possible application of the Security and Electronic Signature Standards to the various Partially Owned Operations. It is not clear at this time how these standards will affect the services rendered, or the expenses incurred, by the various Partially Owned Operations. Commentators have noted that it is possible that these new rules could impose substantial new compliance expenses on all health care providers, and any substantial additional expenses could adversely affect the profitability the PHO or any of the various Partially Owned Operations

     Uncertainty of Financial Results and Capital Needs
     --------------------------------------------------

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

     Uninsured Professional Liability Claims
     ---------------------------------------

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On August 17, 1999, the Company dismissed Ernst and Young, LLP as its certifying accountant and engaged the services of Kirkland, Russ, Murphy and Tapp, P.A. as its new certifying accountant. This action was described in Form 8-K, dated August 24, 1999.



                    [rest of page intentionally left blank]

                                   PART III
                                   --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


QUALIFICATION AND ELECTION
--------------------------

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

DIRECTORS AND OFFICERS
----------------------

     All of the following individuals are members of the Board of Directors at the present time and have served continuously since the dates of their election shown below. Information regarding the present officers and directors of the Company and specialties represented is as follows:

                                                        Has Served
                                         Principal         As a     Expiration        Office
                                         Occupation      Director   of Term of      Currently
Name                             Age  or Employment(1)    Since       Office           Held
----                             ---  ----------------  ----------  ----------      ---------
Anthony Brannan, M.D.**           47     Physician            1994        2002       Chairman
Norman Castellano, M.D.*          54     Physician            1994        2002
Carlos Dalence, M.D.***           43     Physician            2000        2001
Angel Docobo, M.D.**              45     Physician            1999        2003
N. Bruce Edgerton, M.D.*          54     Physician            1995        2003       President
F. Lane France, M.D.*             62     Physician            1997        2001
Bill Luria, M.D.**                54     Physician            1996        2004       Secretary
Benedict S. Maniscalco, M.D.*     59     Physician            1996        2004    Vice President
Allen Miller, M.D.**              51     Physician            1997        2001       Treasurer

___________
(1) Each of the directors and officers has been engaged in the practice of medicine in the Tampa, Florida area for the last five years.

*    non-surgery specialties
**   surgery specialties
***  hospital based

     The following individuals have been nominated for election to four year term positions or one year term positions, as indicated, on the Company's Board of Directors, such election to be held at the Company's upcoming annual meeting of stockholders on May 7, 2001:

Name                       Age  Occupation  Term of Office
----                       ---  ----------  --------------
Matthew Berlet, M.D.***     41  Physician   1 year
Allen Miller, M.D.**        51  Physician   4 years
Todd Rosenthal, M.D.*       45  Physician   4 years

___________
*    non-surgery specialties
**   surgery specialties
***  hospital based

     None of the directors (present or nominated) or officers of the Company are related by blood, marriage or adoption.

     Anthony Brannan, M.D., age 47, received his M.D. degree from Vanderbilt University School of Medicine. Since 1986, Dr. Brannan has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Brannan also is a Director of the PHO, a limited partner in the Same-Day Surgery Center Partnership, and a holder of a provider contract with SJP.

     Matthew Berlet, M.D., age 41, received his M.D. degree from U.M.D.N.J. - New Jersey Medical School. Since 1993, Dr. Berlet has been engaged in the private practice of medicine in Tampa, Florida, specializing in radiology. Dr. Berlet also is a holder of a provider contract with SJP.

     Norman Castellano, M.D., age 54, received his M.D. degree from the University of Guadalajara. Since 1978, Dr. Castellano has been engaged in the private practice of medicine in Tampa, Florida, specializing in internal medicine. Dr. Castellano also is a Director of the PHO and a holder of a provider contract with SJP.

     Carlos Dalence, M.D., age 43, received his M.D. degree from Vanderbilt University School of Medicine. Since 1993, Dr. Dalence has been engaged in the private practice of medicine in Tampa, Florida, specializing in pathology. Dr. Dalence also is a holder of a provider contract with SJP.

     Angel Docobo, M.D., age 45, received his M.D. degree from the University of South Florida. Since 1985, Dr. Docobo has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Docobo also is a holder of a provider contract with SJP.

     N. Bruce Edgerton, M.D., age 54, received his M.D. degree from the University of Florida. Since 1978, Dr. Edgerton has engaged in the private practice of medicine in Tampa, Florida, specializing in gastroenterology. Dr. Edgerton also is a Director of the PHO, a limited partner in the Same-Day Surgery Center Partnership, and a holder of a provider contract with SJP.

     Lane France, M.D., age 62, received his M.D. degree from Temple University. Since 1971, Dr. France has engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. Dr. France also is a holder of a provider contract with SJP.

     Bill Luria, M.D., age 54, received his M.D. degree from the Far Eastern University in the Philippines. Since 1985, Dr. Luria has engaged in the private practice of medicine in Tampa, Florida, specializing in plastic surgery. Dr. Luria also is a Director of the PHO and a holder of a provider contract with SJP.

     Benedict S. Maniscalco, M.D., age 59, received his M.D. degree from Duke University. Since 1976, Dr. Maniscalco has engaged in the private practice of medicine in Tampa, Florida, specializing in cardiology. Dr. Maniscalco also is a Director of the PHO and a holder of a provider contract with SJP.

     Allen Miller,. M.D., age 51, received his M.D. degree from McGill University. Since 1979, Dr. Miller has been engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Miller also is a Director of SJP, a Director of BayCare, and a holder of a provider contract with SJP.

     Todd Rosenthal, M.D., age 45, received his M.D. degree from the University of Miami. Since 1984, Dr. Rosenthal has been engaged in the private practice of medicine in Tampa, Florida, specializing in internal medicine. Dr. Rosenthal also is a holder of a provider contract with SJP.


POTENTIAL CONFLICTS OF INTEREST
-------------------------------

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


INDEMNIFICATION OF DIRECTORS AND OFFICERS
-----------------------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION.

     Through December 31, 2000, no compensation has been paid by the Company to any of its directors or officers in their capacities as such in connection with the organization or operation of the Company, or otherwise, and there was no arrangement between the Company and any of such persons that would result in the payment of any compensation to any such person for services in his respective capacity as director or officer. However, the Board of Directors recently determined that it would be prudent to adopt a reasonable compensation policy, to enhance the Company's ability to attract new qualified persons to serve on the Board of Directors and on committees of the Board of Directors. To this end, The Board of Directors adopted a policy, effective January 1, 2001, pursuant to which the Company will compensate each director for his or her attendance at duly called meetings of the Board of Directors, and to compensate each member of a committee (whether or not he or she is a director) for his or her attendance at duly called meetings of the appropriate committee, in the fixed amount of $125.00 for each meeting actually attended.

     In addition, on October 1, 1991 the Company engaged Charles E. Cernuda, M.D., a former director and officer of the Company, as a part-time executive director to handle various administrative matters for the Company. The Executive Director position is not an officer position with the Company. Dr. Cernuda is paid $40,000 annually for his services in such capacity.


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

  Title of      Name of Beneficial            Amount and Nature of    Percent
   Class              Owner                   Beneficial Ownership    of Class
  --------      ------------------            --------------------    --------
Common Stock    Matthew Berlet, M.D.**        1 Share                      *
Common Stock    Anthony Brannan, M.D.         1 Share                      *
Common Stock    Norman Castellano, M.D.       1 Share                      *
Common Stock    Carlos Dalence, M.D.          1 Share                      *
Common Stock    Angel Docobo, M.D.            1 Share                      *
Common Stock    N. Bruce Edgerton, M.D.       1 Share                      *
Common Stock    F. Lane France, M.D.          1 Share                      *
Common Stock    Bill Luria, M.D.              1 Share                      *
Common Stock    Benedict S. Maniscalco, M.D.  1 Share                      *
Common Stock    Allen Miller, M.D.**          1 Share                      *
Common Stock    Todd Rosenthal, M.D.**        1 Share                      *

                                              11 Shares                 2.67%

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



                    [rest of page intentionally left blank]

                                    PART IV
                                    -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Report and included immediately following the signature pages.

          Financial Statements of Issuer
          ------------------------------

          - Report of Kirkland, Russ, Murphy and Tapp, P.A. dated March 16, 2001, as to the financial statements of St. Joseph's Physician Associates, Inc. for the years ended December 31, 2000 and 1999.

          - Balance Sheets of St. Joseph's Physician Associates, Inc. as of December 31, 2000 and 1999.

          -    Statements of Operations of St. Joseph's Physician
               Associates, Inc. for the years ended December 31, 2000 and 1999.

          -    Statements of Stockholders' Equity of St. Joseph's
               Physician Associates, Inc. for the years ended December 31, 2000 and 1999.

          -    Statements of Cash Flows of St. Joseph's Physician
               Associates, Inc. for the years ended December 31, 2000 and 1999.

          -    Notes to Financial Statements.


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


      (b) Reports on Form 8-K:

      *Form 8-K, dated August 24, 1999, reporting under Item 4, "Changes in Registrant's Certifying Accountant," the dismissal of the Company's independent accountants and the engagement of new independent accountants.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
By:    /s/ N. Bruce Edgerton, M.D.                                            March 29, 2001
     --------------------------------------------                      ---------------------------
     N. BRUCE EDGERTON, M.D., President, Director                                             Date

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ N. Bruce Edgerton, M.D.                                            March 29, 2001
     ------------------------------------------------------            ---------------------------
     N. BRUCE EDGERTON, M.D., President, Director                                             Date

By:    /s/ Anthony Brannan, M.D.                                              March 29, 2001
     ------------------------------------------------------            ---------------------------
     ANTHONY BRANNAN, M.D., Chairman, Director                                                Date
        (principal executive officer)

By:
     ______________________________________________________            ___________________________
     BENEDICT S. MANISCALCO, M.D., Vice President, Director                                   Date

By:    /s/ Bill Luria, M.D.                                                   March 29, 2001
     ------------------------------------------------------            ---------------------------
     BILL LURIA, M.D., Secretary, Director                                                    Date

By:    /s/ Allen Miller, M.D.                                                 March 29, 2001
     ------------------------------------------------------            ---------------------------
     ALLEN MILLER, M.D., Treasurer, Director                                                  Date
             (principal financial and accounting officer)

By:    /s/ Norman Castellano, M.D.                                            March 29, 2001
     ------------------------------------------------------            ---------------------------
     NORMAN CASTELLANO, M.D.,                                                                 Date

By:
     ______________________________________________________            ___________________________
     CARLOS DALENCE, M.D., Director                                                           Date

By:
     ______________________________________________________            ___________________________
     ANGEL DOCOBO, Director                                                                   Date

By:
     ______________________________________________________            ___________________________
     F. LANE FRANCE, M.D., Director                                                           Date

          Supplemental Information to be Furnished with Reports
          Filed Pursuant to Section 15(d) of the Act by
          Registrants Which Have Not Registered Securities
          Pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Act").

     The following materials are included herewith and furnished to the Commission for its information:

               (1)  One copy of the form of proxy and
               related materials sent to the registrant's security holders with respect to its 2001 annual meeting of stockholders.

     The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

     No annual report or similar material, other than as furnished herewith, has been sent to the security holders of the registrant with respect to its 2001 annual meeting of stockholders.

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


For the fiscal year ended December 31, 2000       Commission File No. 33-22011-A

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                               INDEX TO EXHIBITS

Exhibit
Number     Item
------     ----

None

                         Independent Auditors' Report
                         ----------------------------


Board of Directors
St. Joseph's Physician
Associates, Inc.:

We have audited the accompanying balance sheets of St. Joseph's Physician Associates, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physician Associates, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Kirkland, Russ, Murphy & Tapp
March 16, 2001

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                                Balance Sheets

                          December 31, 2000 and 1999

                           ASSETS
                           ------
                                                                  2000        1999
                                                               ----------   ---------
Current assets:
  Cash and cash equivalents                                    $   858,685   1,115,984
  Distribution receivable from limited partnership
    investments                                                     21,255      14,938
  Recoverable income taxes                                          23,600      26,665
  Prepaid expenses                                                   7,125       6,375
  Investment                                                       257,953           -
                                                               -----------   ---------

    Total current assets                                        1,168,618   1,163,962

Equity investment                                                 242,330     212,207
Other investments                                                 120,000     120,000
                                                               ----------   ---------

                                                               $1,530,948   1,496,169
                                                               ==========   =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Accrued expenses                                                 14,930      23,692
  Due to related party                                                469       1,953
                                                               ----------   ---------

    Total current liabilities                                      15,399      25,645

Deferred income taxes                                             105,500      76,265
                                                               ----------   ---------

    Total liabilities                                             120,899     101,910

Stockholders' equity:
  Common stock, $1 par value; 7,500 shares authorized,
    400 and 415 shares issued and outstanding at December 31,
    2000  and 1999, respectively                                      400         415
  Common stock subscribed, 12 shares at December 31, 2000
    and 1999                                                           12          12
  Subscription receivable                                         (14,980)    (27,097)
  Additional paid-in capital                                      639,447     689,239
  Retained earnings                                               785,170     731,690
                                                               ----------   ---------

    Total stockholders' equity                                  1,410,049   1,394,259
                                                               ----------   ---------

                                                               $1,530,948   1,496,169
                                                               ==========   =========

See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                           Statements of Operations

                For the Years Ended December 31, 2000 and 1999

                                                                   2000        1999
                                                                 --------     -------
Revenues:
  Distribution income                                            $101,460     104,563
  Equity in net earnings of investees                              30,123     (36,247)
                                                                 --------     -------

                                                                  131,583      68,316

Expenses:
  Salaries                                                         40,000      40,000
  General and administrative                                       72,216     113,487
                                                                 --------     -------

    Operating income (loss)                                        19,367     (85,171)

Interest income                                                    66,413      51,347
                                                                 --------     -------

    Income (loss) before income taxes                              85,780     (33,824)

Provision (benefit) for income taxes                               32,300     (13,000)
                                                                 --------     -------

Net income (loss)                                                $ 53,480     (20,824)
                                                                 ========     =======

Net income (loss) per common share - basic and diluted           $ 127.33      (49.46)
                                                                 ========     =======

Weighted average shares outstanding and subscribed                    420         421
                                                                 ========     =======

See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                      Statements of Stockholders' Equity

                    Years Ended December 31, 2000 and 1999

                              Common stock      Common                    Additional
                            ----------------    stock     Subscriptions     Paid-in    Retained
                            Shares   Amount   Subscribed    Receivable      Capital    Earnings     Total
                            -------  -------  ----------  --------------  -----------  ---------  ----------

Balances at December 31,
  1998                         415     $415            2         (2,300)     654,526    752,514   1,405,157

Sale and subscription
 of common stock                13       13           10        (24,797)      77,901          -      53,127

Redemption of common
 stock                         (13)     (13)           -              -      (43,188)         -     (43,201)

Net loss                         -        -            -              -            -    (20,824)    (20,824)
                            ------   ------   ----------  -------------   ----------   --------   ---------
Balances at December 31,
  1999                         415      415           12        (27,097)     689,239    731,690   1,394,259

Sale and subscription of
 common stock                    -        -            -         12,117            -          -      12,117

Redemption of common
  stock                        (15)     (15)           -              -      (49,792)         -     (49,807)

Net income                       -        -            -              -            -     53,480      53,480
                            ------   ------   ----------  -------------   ----------   --------   ---------

Balances at December 31,
  2000                         400     $400           12        (14,980)     639,447    785,170   1,410,049
                            ======   ======   ==========  =============   ==========   ========   =========

See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                           Statements of Cash Flows

                For the Years Ended December 31, 2000 and 1999

                                                               2000       1999
                                                           ----------   ---------
Cash flows from operating activities:
  Net income (loss)                                        $   53,480     (20,824)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Equity in net earnings of investees                     (30,123)     36,247
      Distribution income                                    (101,460)   (104,563)
      Changes in operating assets and liabilities:
        Decrease (increase) in recoverable income taxes         3,065     (17,005)
        (Increase) decrease in prepaid expenses                  (750)        146
        Decrease in accrued expenses                           (8,762)     (5,306)
        Decrease in due to related party                       (1,484)     (6,323)
        Increase (decrease) in deferred income taxes           29,235      (8,506)
                                                           ----------   ---------

          Net cash used in operating activities               (56,799)   (126,134)

Cash flows from investing activities:
  Purchase of investments                                    (257,953)   (100,000)
  Distributions received                                       95,143     129,940
                                                           ----------   ---------

          Net cash provided by (used in)
            investing activities                             (162,810)     29,940

Cash flows from financing activities:
  Payments received of stock subscriptions                     12,117       2,300
  Proceeds from sale of common stock                                -      50,827
  Redemption of common stock                                  (49,807)    (43,201)
                                                           ----------   ---------

        Net cash provided by (used in)
          financing activities                                (37,690)      9,926
                                                           ----------   ---------

Decrease in cash and cash equivalents                        (257,299)    (86,268)

Cash and cash equivalents at beginning of year              1,115,984   1,202,252
                                                           ----------   ---------

Cash and cash equivalents at end of year                   $  858,685   1,115,984
                                                           ==========   =========

Supplemental disclosure of cash flow information:
    Income taxes paid                                      $        -      12,500
                                                           ==========   =========


See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements

                          December 31, 2000 and 1999



(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     (a)  Organization
          ------------

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

     (b)  Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     (c)  Investment
          ----------

          The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 'Accounting for Certain Investments.' The investment is commercial paper. The Company has determined its investment is principally held for the purpose of selling it in the near term and is considered as a trading security as defined by SFAS No. 115 and, as such, is reported at fair value in the accompanying balance sheets. All unrealized gains are reported as earnings in the accompanying statements of operations.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements

(1)  Organization and Summary of Significant Accounting Policies - Continued
     -----------------------------------------------------------------------

     (d)  Equity Investment
          -----------------

          The Company accounts for its 50% investment in the PHO on the equity method. Accordingly, this investment has been stated in the accompanying balance sheets at the cost of acquisition plus the Company's equity in the undistributed earnings/losses since acquisition. None of the assets or liabilities of the investment is included in the balance sheets except to the extent of the Company's interests in the underlying net assets included in the equity investment.

     (e)  Other Investments
          -----------------

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

     (f)  Subscriptions Receivable
          ------------------------

          Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments through the year 2001.

     (g)  Cash Equivalents
          ----------------

          The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     (h)  Income Taxes
          ------------

          The Company accounts for income taxes under FASB Statement No. 109, Accounting For Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements


(1)  Organization and Summary of Significant Accounting Policies - Continued
     -----------------------------------------------------------------------

     (i)  Net Income (Loss) Per Share of Common Stock
          -------------------------------------------

          Net income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards ('SFAS') No. 128, Earnings per Share. Under SFAS 128, basic net income (loss) per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the year. Diluted net income (loss) per share of common stock presents income attributable to common shares actually outstanding plus dilutive potential common shares outstanding during the year. The Company has no dilutive potential common shares outstanding as of December 31, 2000.

(2)  Investment
     ----------

     Investment is summarized as follows:

                                      Market                  Unrealized
                                      value         Cost        gains
                                     --------      -------    ----------
     Commercial paper:
       General Motors Acceptance
         Corporation                 $257,953      250,856      7,097
                                     ========      =======      =====

     Unrealized gains have been credited to the statements of operations. Market value is determined by the most recently traded price at the balance sheet date.

(3)  Equity Investment
     -----------------

     A summary of the changes in equity investment is presented below:


     Balance at December 31, 1998           $248,454

     Equity in net earnings of investee      (36,247)
                                            --------

     Balances at December 31, 1999           212,207

     Equity in net earnings of investee       30,123
                                            --------

     Balances at December 31, 2000          $242,330
                                            ========

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements


(3)  Equity Investment - Continued
     -----------------------------

     The condensed balance sheets of the equity investee are as follows:

                                                                  December 31,
                                                                 2000      1999
                                                               --------   -------
          Assets:
            Current assets                                     $479,883   326,483
            Noncurrent assets                                   163,538   199,549
                                                               --------   -------

              Total assets                                     $643,421   526,032
                                                               ========   =======

          Liabilities and stockholders' equity:
            Current liabilities                                 158,760   101,617
            Stockholders' equity                                484,661   424,415
                                                               --------   -------

              Total liabilities and stockholders' equity        $643,421   526,032
                                                                ========   =======

     The condensed statements of operations of the equity investee are as follows:

                                                                  December 31,
                                                                 2000      1999
                                                               --------   -------
          Revenues                                             $ 98,362   107,636
          Expenses                                               86,616   161,343
                                                               --------   -------

          Benefit (provision) for income taxes                   48,500   (18,786)
                                                               --------   -------

          Net income (loss)                                    $ 60,246   (72,493)
                                                               ========   =======

(4)  Income Taxes
     ------------

     The provision (benefit) for income taxes consists of the following:

                                                             Year Ended December 31,
                                                                 2000      1999
                                                               --------   -------
     Current:
       Federal                                                 $  2,600    (3,839)
       State                                                        465      (666)
                                                               --------   -------
                                                                  3,065    (4,505)
     Deferred:
       Federal                                                   25,000    (7,161)
       State                                                      4,235    (1,334)
                                                               --------   -------
                                                                 29,235    (8,495)
                                                               --------   -------
     Provision (benefit) for income taxes                      $ 32,300   (13,000)
                                                               ========   =======

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements


(4)  Income Taxes - Continued
     ------------------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       Year Ended December 31,
                                                           2000       1999
                                                         ---------   -------
     Deferred tax assets:
       Difference in basis of investments in limited
         partnership interests between financial and
         tax reporting                                   $  13,000    30,698

     Deferred tax liabilities:
       Investments accounted for under equity method
         for financial accounting purposes                 118,500   106,963
                                                         ---------   -------

     Net deferred tax liability                          $(105,500)  (76,265)
                                                         =========   =======

     The differences between the federal income tax rate and the Company's effective income tax rate are as follows:

                                                       Year Ended December 31,
                                                           2000       1999
                                                         ---------   -------
          Federal income tax at statutory rate             34.0%      34.0%
          State income taxes, net of federal income
            tax benefit                                     3.6%       3.6%
          Other                                               -        0.8%
                                                           ----       ----
                                                           37.6%      38.4%
                                                           ====       ====

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements


(5)  Related Party Transactions
     --------------------------

     The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc. St. Joseph's Hospital, Inc. is a controlled affiliate of St. Joseph's Health Care Center, Inc. (Center). The Center charges the Company for administrative support and direct costs (i.e., food charges, printing, etc.). The Company paid $500 and $-0- for these services for the years ended December 31, 2000 and 1999, respectively. The Company paid approximately $2,000 to the Center for rental of facilities for the years ended December 31, 2000 and 1999.

     All limited partner investors in the PHO's ventures are investors in the Company. Additionally, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

     St. Joseph's Enterprises, Inc. and St. Joseph's Ancillary Services, Inc., both affiliates of the Center, own 50% of the outstanding common stock of PHO.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                   Notice of Annual Meeting of Stockholders

                                  May 7, 2001





     You are cordially invited to attend the 2001 Annual Meeting of the stockholders of St. Joseph's Physician Associates, Inc., which will be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King, Jr. Blvd., Tampa, Florida, on Monday, May 7, 2001 at 6:00 p.m., local time, for the following purposes:


            (1) To elect three directors, two to serve terms of four years and one to serve a term of one year;

                                      and

            (2) to transact such other business as may properly come before the meeting or any adjournment thereof.


     Only stockholders of record at the close of business on March 15, 2001 are entitled to notice of and to vote at the meeting or any adjournments thereof.

     Accompanying this Notice of Annual Meeting is a form of proxy. In the event that you will be unable to attend the meeting, please sign, date and return the proxy in the enclosed return envelope.



                                By order of the Board of Directors

                                /s/ William Luris, MD
                                ___________________________________________
                                Bill Luris, Secretary



March 20, 2001


Enclosures

[ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC. LETTERHEAD]




March 20, 2001


Dear Stockholder:

One of the purposes of the 2001 Annual Meeting of the Stockholders is to elect three members of the Board of Directors. The Nominating Committee of the Board of Directors has met to nominate individuals to fill the three vacancies on the Board of Directors. The members of this Committee are N. Bruce Edgerton, M.D.; Benedict S. Maniscalco, M.D.; and myself. The Chairman of the Committee is Dr. Maniscalco. All members can be contacted at the above mailing address.

Enclosed is the Nominating Committee's report on its nominations for each directorship to be filled at the annual meeting. Nominations, in addition to those made by the Nominating Committee, may be made by petition by at least twenty-five percent (25%) of the shareholders eligible to vote at the Annual Meeting. There were 412 shareholders of record as of March 15, 2001, so 103 shareholders must sign a nominating petition. The petition must be filed with the President, N. Bruce Edgerton, M.D., or the Secretary, L. William Luria, M.D., not later than fourteen (14) days before the annual meeting scheduled on May 7, 2001.

We look forward to seeing you at the meeting.


Sincerely,


/s/ Anthony B. Brannan, M.D.
Anthony N. Brannan, M.D.
Chairman of the Board of Directors, SJPA

ANB:evo

Encl.

[ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.]


March 6, 2001


Anthony N. Brannan, M.D.
Chairman of the Board of Directors, SJPA
4700 N. Habana Avenue
Suite 403
Tampa, Florida 33614

RE:  Nominations for SJPA Board of Directors

Dear Dr. Brannan:

The Nominating Committee, consisting of N. Bruce Edgerton, M.D., 2706 W. Dr. M.L. King Jr. Blvd., Suite A, Tampa, FL 33607; Anthony N. Brannan, M.D., 4700 N. Habana Avenue, Suite 403, Tampa, FL 33614; and myself, Benedict S. Maniscalco, M.D., 2727 W. Dr. M.L. King Jr. Blvd., Suite 800, Tampa, FL 33607, has met and submits the following nominations:

For a full four-year term on the Board of Directors as provided by the Bylaws, Allen D. Miller, M.D., Surgery Representative; Todd Rosenthal, M.D., Medicine Representative; and for the one-year Hospital-based physician term: Matthew H. Berlet, M.D., Radiology.

Respectfully submitted,


/s/ Benedict S. Maniscalco, M.D.
Benedict S. Maniscalco, M.D.
Chairman of the Nominating Committee

BSM: evo

[ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC. LETTERHEAD]



March 20, 2001



Dear Stockholder:

The 2001 Annual Meeting of Stockholders will be held on Monday, May 7, 2001, at 6:00 p.m. in the Medical Arts Building Auditorium. For further information, please refer to the enclosed Notice of Annual Meeting. You also may find enclosed a letter from the Chairman of the Board, Anthony N. Brannan, M.D., and the Nominating Committee's report on its nomination for each directorship to be filled at the annual meeting.

Reports will be presented on all 2000 activities of SJPA, Inc. This annual meeting is intended to provide an opportunity to all stockholders to participate in the affairs of the Company. This participation is very important to the future of the Company and the Bylaws ensure that participation is open to all stockholders. The new Board members will be elected, and soon after the annual meeting new committees will be re-appointed. Please call me if you are interested in serving on a committee.

We look forward to your participation at the meeting. If you are unable to attend, however, please complete the enclosed proxy and return it to us in the enclosed return envelope.


Sincerely yours,


/S/ N. Bruce Edgerton, M.D.
N. Bruce Edgerton, M.D.
President, SJPA

NBE:mbg

Encls.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                       Proxy Solicited on Behalf of the
                            Board of Directors for
                       2001 Annual Stockholders' Meeting

     The undersigned stockholder of St. Joseph's Physician Associates, Inc. (the "Company"), revoking all prior proxies, hereby appoints Anthony Brannan, M.D.,
N. Bruce Edgerton, M.D., and William Luria, M.D., or one or more of them, as the attorneys and proxies of the undersigned, with full power of substitution and revocation, to vote all the shares of stock of the Company that the undersigned may be entitled to vote at the 2001 Annual Meeting of the Stockholders of the Company to be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King Jr. Blvd., Tampa, Florida, on May 7, 2001, at 6:00 p.m., local time, and at any adjournment or adjournments thereof, with all powers that the undersigned would possess if personally present, upon the following matters as more fully described in the accompanying Notice of Annual Meeting, receipt of which is hereby acknowledged:

     (1) Election of Directors to serve terms of four years each:
          [ ] FOR the nominees listed below (except as marked to the contrary):

                         Allen Miller, M.D.
                         Todd Rosenthal, M.D.

                    (To withhold authority to vote for one of the nominees, strike through his name above.)

          [ ]       WITHHOLD authority to vote for all nominees listed above.

     (2)  Election of Director to serve term of one year:
          [ ]       FOR the nominee listed below:

                         Matthew Berlet, M.D.

          [ ]       WITHHOLD authority to vote for the nominee listed above.

     (3) In their discretion upon such other matters as may properly come before the meeting.

     When properly executed, this proxy will be voted as specified above. If the proxy is returned with no contrary specification made, it will be voted FOR Proposal (1) and FOR Proposal (2).

     DATED the _____day of _________________, 2001.

                         (SIGNATURE) ______________________________________


                         (PRINT NAME)______________________________________

Please sign name exactly as it appears on stock certificate. When signing as attorney, executor, administrator, trustee or guardian, give full title. If more than one trustee or personal representative, all must sign.