Form 10QSB
period 2001-03-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2001-05-14
CIK 833212

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001
Commission File Number 33-22011-A


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

                    Yes    X        No
                        -------        -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                        Outstanding at March 31, 2001

COMMON STOCK, PAR VALUE $1.00 PER SHARE                 406 SHARES
---------------------------------------                 ----------

                       Documents incorporated by reference

                                      NONE

                                TABLE OF CONTENTS

                  FORM 10-QSB QUARTERLY REPORT - MARCH 31, 2001

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                                                                         PAGE

PART I - FINANCIAL INFORMATION

     Item 1.      FINANCIAL STATEMENTS                                  3 - 10

     Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATION                                  11 - 13


PART II - OTHER INFORMATION

     Item 1.      LEGAL PROCEEDINGS                                         14

     Item 2.      CHANGES IN SECURITIES                                     15

     Item 3.      DEFAULTS UPON SENIOR SECURITIES                           15

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       15

     Item 5.      OTHER INFORMATION                                         15

     Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                          15


                  SIGNATURES                                                16

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                     MARCH 31,        DECEMBER 31,
                                                        2001              2000
                                                    -----------       -----------
                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                      $ 1,108,806       $   858,685
     Distribution receivable from
        limited partnership investments                  20,000            21,255
     Income taxes receivable                             23,600            23,600
     Prepaid expenses                                     4,148             7,125
     Investment                                               0           257,953
                                                    -----------       -----------
Total current assets                                  1,156,554         1,168,618

Equity investments                                      240,158           242,330
Other investments                                       120,000           120,000
                                                    -----------       -----------
Total assets                                        $ 1,516,712       $ 1,530,948
                                                    ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                               $    17,350       $    14,930
     Due to related party                                   334               469
     Income taxes payable                                 1,606                 0
                                                    -----------       -----------
Total current liabilities                                19,290            15,399

Deferred income taxes                                   105,500           105,500
                                                    -----------       -----------

Total liabilities                                       124,790           120,899

Stockholders' equity:
     Common stock, $1 par value: 7,500 shares
      authorized; 394 shares at March 31, 2001
      and 400 shares at December 31, 2000
      issued and outstanding                                394               400
     Common stock subscribed, 12 shares at
      March 31, 2001 and 12 shares at
      December 31, 2000                                      12                12
     Subscriptions receivable                           (14,981)          (14,980)
     Additional paid-in capital                         618,918           639,447
     Retained earnings                                  787,579           785,170
                                                    -----------       -----------
Total stockholders' equity                            1,391,922         1,410,049
                                                    -----------       -----------

Total liabilities and stockholders' equity          $ 1,516,712       $ 1,530,948
                                                    ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME


                                         FOR THE        FOR THE
                                      QUARTER ENDED  QUARTER ENDED
                                        31-MAR-01      31-MAR-00
                                         --------       --------
                                       (Unaudited)    (Unaudited)
Distribution income                      $ 20,000       $ 36,195
Equity in net earnings of investees        (2,172)        (1,594)
                                         --------       --------
                                           17,828         34,601

Expenses:
  Salary                                   10,000         10,000
  General and administrative               19,177         14,837
                                         --------       --------
                                           29,177         24,837
Operating (loss) income                   (11,349)         9,764

Interest income                            15,363         14,511
                                         --------       --------
Income before income taxes                  4,014         24,275

Provision for income taxes                  1,606          9,710
                                         --------       --------
Net Income                               $  2,408       $ 14,565
                                         ========       ========


Net income per common share -
 basic and diluted                       $      6       $     34
                                         ========       ========

Weighted average shares outstanding
     and subscribed                         395.2          426.5
                                         ========       ========



   The accompanying notes are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                          FOR THE           FOR THE
                                                       QUARTER ENDED     QUARTER ENDED
                                                         31-MAR-01         31-MAR-00
                                                        -----------       -----------
OPERATING ACTIVITIES
Net income                                              $     2,408       $    14,565
Adjustments to reconcile net income to
    net cash used in operating activities:
      Equity in net earnings of investees                     2,172             1,594
      Distribution income                                   (20,000)          (36,195)
      Changes in operating assets and liabilities:
        Prepaid expenses                                      2,977             3,036
        Income taxes receivable                                   0                 0
        Accrued expenses                                      2,420           (10,603)
        Due to related party                                   (135)           (1,453)
        Income taxes payable                                  1,606             9,710
                                                        -----------       -----------
Net cash used in operating activities                        (8,552)          (19,346)

INVESTING ACTIVITIES
(Purchase) sale of noncurrent investment                    257,953                 0
Distributions received                                       21,255            14,938
                                                        -----------       -----------
Net cash provided by investing activities                   279,208            14,938

FINANCING ACTIVITIES
Proceeds from sale of common stock                                0                 0
Redemption of common stock                                  (20,535)           (6,772)
                                                        -----------       -----------
Net cash used in financing activities                       (20,535)           (6,772)

Increase(decrease)in cash and cash equivalents              250,121           (11,180)
Cash and cash equivalents at beginning of quarter           858,685         1,115,984
                                                        -----------       -----------
Cash and cash equivalents at end of quarter             $ 1,108,806       $ 1,104,804
                                                        ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000.

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

SUBSCRIPTIONS RECEIVABLE

Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments during 2001.

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the three months ended March 31, 2001 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

                                             PHO            TOTAL
                                          ---------       ---------

Balance at December 31, 2000              $ 242,330       $ 242,330
 Equity in net earnings of investees         (2,172)         (2,172)
                                          ---------       ---------
Balance at March 31, 2001                 $ 240,158       $ 240,158
                                          =========       =========



The condensed balance sheets and statements of operations of the PHO are as follows:

BALANCE SHEETS - PHO                       31-MAR-01     31-DEC-00
--------------------                       ---------     ---------
                                          (unaudited)

Assets:
     Currents assets                       $440,175      $479,883
     Noncurrent assets                      155,771       163,538
                                           --------      --------
           Total assets                    $595,946      $643,421
                                           ========      ========

Liabilities and stockholders' equity:
     Current liabilities                   $113,093      $158,760
     Stockholders' equity                   482,853       484,661
                                           --------      --------
Total liabilities and
     stockholders' equity                  $595,946      $643,421
                                           ========      ========


                                         FOR THE THREE MONTHS ENDED
                                           -----------------------
                                           MARCH 31,     MARCH 31,
STATEMENTS OF OPERATIONS - PHO               2001          2000
------------------------------             --------      --------
                                          (unaudited)   (unaudited)
Equity in partnership earnings             $  3,561      $  4,987
Other revenues                                3,780         6,781
Expenses                                     12,565        14,697
                                           --------      --------
Income (loss) before taxes                   (5,224)       (2,929)
Income tax provision                           (880)          260
                                           --------      --------
Net income (loss)                          $ (4,344)     $ (3,189)
                                           ========      ========

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                         PART I - FINANCIAL INFORMATION
                                     ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                 MARCH 31, 2001

LIQUIDITY

Cash resources of the Company increased by $250,121 during the first three months of 2001, as compared to a decrease in cash resources of $11,180 during the first three-month period in 2000. The increase in cash resources during the first three months of 2001 resulted from an investment in short-term bonds maturing and being converted into cash reserves. The Company invested a portion of its cash reserves in short-term bonds during the third quarter of 2000 in order to maximize rates of return on cash reserves. The increase in cash was offset slightly by an increase in the number of shares of stock that were redeemed during the first quarter of 2001.

On March 31, 2001, a $20,000 distribution with respect to the five SDS limited partnership units was declared and was received during the second quarter of 2001.

On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of EHMS, for which it paid $100,000. No distributions from EHMS were made during 2000 and no distributions are anticipated for 2001 or the foreseeable future. There can be no assurance that the Company ever will receive any distributions from EHMS.

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

Management believes that current cash reserves and additional distributions with respect to the five SDS limited partnership units will meet the Company's cash needs during 2001.

CAPITAL RESOURCES

The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. Any additional funds would then come from additional sales of the Company's common stock. The Company will commence a private offering of its common stock in May 2001 at $3,428 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.

RESULTS OF OPERATIONS

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings decreased during the first three months of 2001, as compared to the first quarter of 2000, resulting from a decrease in the profitability of the PHO. PHO revenues decreased primarily as a result of a decrease in the profitability of SDS during the first quarter of 2001 as compared to the same period in 2000. PHO revenues and expenses also decreased as a result of the termination of SJHN's operations effective December 31, 1999.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income for the first quarter of 2001 was lower than for the same period in 2000, because of a decrease in the profitability of SDS during the first quarter of 2001. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits. The increase between 2001 and 2000 resulted from increased interest rates as a result of investing cash reserves into short-term bonds which have a higher rate of return.

General and administrative expenses increased during the first quarter compared to the same period of 2000. The increase in expenses resulted from an increase in consulting fees related to issues concerning SDS and the related reporting of those issues in the Company's Form 10-KSB as compared to the first three months of 2000. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 2000. Expenditures incurred relate to the compensation paid to the Executive Director.

During the first quarter of 2001, the Company had net income of $2,408. Therefore, the net income per common share was $6 for the first quarter of 2001. The net income per common share for the first quarter of 2000 was $34 per share. The decrease in the net income per common share for the first quarter of 2001 resulted from a decrease in net income, which was attributable to the factors described above.

Several new laws and regulations affecting the health care business were adopted, at both the state and federal levels, during the last several years, including 2000 and 2001, including additional health care reform that was considered and adopted by the Florida Legislature during its 2001 Session, which ended on May 4, 2001. However, because of the way that bills are reported by the Florida Legislature, the text of a number of bills is not yet available. Additional health care reform legislation also has been proposed for consideration in 2001 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2001, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                      NUMBER OF VOTES
                                                     -----------------
                                                     FOR      WITHHELD
                                                     ---      --------
Todd Rosenthal, M.D. (term expiring 2005)            165          5
Allen Miller, M.D. (term expiring 2005)              168          2
Matthew Berlet, M.D. (term expiring 2002)            169          1

Other directors whose term of office continued after the meeting were:

William Luria, M.D.                                  N. Bruce Edgerton, M.D.
Anthony Brannan, M.D.                                Angel Docobo, M.D.
Benedict Maniscalco, M.D.                            Norman Castellano, M.D.



ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

None

b.  REPORTS ON FORM 8-K

None

                                   SIGNATURES

May 14, 2001

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                        ----------------------------------------
                                                       (Registrant)



Date: May 14, 2001                      /s/ ALLEN MILLER, M.D.
                                        ----------------------------------------
                                        Allen Miller, M.D., President
                                        St. Joseph's Physician Associates, Inc.



Date: May 14, 2001                      /s/ BENEDICT MANISCALCO, M.D.
                                        ----------------------------------------
                                        Benedict Maniscalco, M.D., Treasurer and
                                        Principal Financial Officer
                                        St. Joseph's Physician Associates, Inc.