Form 10QSB
period 2001-06-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2001-08-13
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001
Commission File Number 33-22011-A


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

                     Yes    X        No
                         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                      Outstanding at June 30, 2001

Common stock, par value $1.00 per share                 405 shares
---------------------------------------                 ----------

                      Documents incorporated by reference
                                     NONE

                               TABLE OF CONTENTS
                               -----------------

                 FORM 10-QSB QUARTERLY REPORT - June 30, 2001
                 --------------------------------------------

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------

                                                                     Page
                                                                  ----------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements                                       3 - 10
           --------------------
  Item 2.  Management's Discussion and Analysis or
           ---------------------------------------
           Plan of Operation                                         11 - 13
           -----------------

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings                                              14
           -----------------

 Item 2.   Changes in Securities                                          14
           ---------------------

 Item 3.   Defaults Upon Senior Securities                                14
           -------------------------------

 Item 4.   Submission of Matters to a Vote of Security Holders            14
           ---------------------------------------------------

 Item 5.   Other Information                                              14
           -----------------

 Item 6.   Exhibits and Reports on Form 8-K                               15
           --------------------------------

           Signatures                                                     16
           ----------

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                BALANCE SHEETS

                                                                        June 30,                December 31,
                                                                          2001                      2000
                                                                     --------------           --------------
                                                                      (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                         $1,105,400               $  858,685
     Distribution receivable from
        limited partnership investments                                    20,000                   21,255
     Income taxes receivable                                               23,600                   23,600
     Prepaid expenses                                                       3,080                    7,125
     Investment                                                                 0                  257,953
                                                                     --------------           --------------
Total current assets                                                    1,152,080                1,168,618

Equity investments                                                        240,745                  242,330
Other investments                                                         120,000                  120,000
                                                                     --------------           --------------
Total assets                                                           $1,512,825               $1,530,948
                                                                     ==============           ==============

Liabilities and stockholders' equity
Current liabilities:
     Accrued expenses                                                  $   13,681               $   14,930
     Due to related party                                                     334                      469
     Income taxes payable                                                   2,890                        0
                                                                     --------------           --------------
Total current liabilities                                                  16,905                   15,399

Deferred income taxes                                                     105,500                  105,500
                                                                     --------------           --------------
Total liabilities                                                         122,405                  120,899

Stockholders' equity:
     Common stock, $1 par value: 7,500 shares
      authorized; 393 shares at June 30, 2001
      and 400 shares at December 31, 2000
      issued and outstanding                                                  393                      400
     Common stock subscribed, 12 shares at
      June 30, 2001 and December 31, 2000                                      12                       12
     Subscriptions receivable                                             (14,980)                 (14,980)
     Additional paid-in capital                                           615,491                  639,447
     Retained earnings                                                    789,504                  785,170
                                                                     --------------           --------------
Total stockholders' equity                                              1,390,420                1,410,049
                                                                     --------------           --------------

Total liabilities and stockholders' equity                             $1,512,825               $1,530,948
                                                                     ==============           ==============

                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             STATEMENTS OF INCOME

                                                       For the six          For the six         For the three        For the three
                                                      months ended          months ended         months ended         months ended
                                                      June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000
                                                  ----------------------------------------------------------------------------------
                                                       (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
Distribution income                                      $ 40,000              $58,200              $20,000              $22,005
Equity in net earnings
    of investees                                           (1,585)               6,631                  587                8,225
                                                  ----------------------------------------------------------------------------------
                                                           38,415               64,831               20,587               30,230

Expenses:
  Salary                                                   20,000               20,000               10,000               10,000
  General and administrative                               39,082               39,286               19,905               24,448
                                                  ----------------------------------------------------------------------------------
                                                           59,082               59,286               29,905               34,448

Operating (loss) income                                   (20,667)               5,545               (9,318)              (4,218)

Interest income                                            27,890               30,806               12,527               16,295
                                                  ----------------------------------------------------------------------------------
Income before income taxes                                  7,223               36,351                3,209               12,077

Provision for income taxes                                  2,890               14,540                1,284                4,830
                                                  ----------------------------------------------------------------------------------
Net Income                                               $  4,333              $21,811              $ 1,925              $ 7,247
                                                  ==================================================================================

Net income per common share -
 basic and diluted                                       $     11              $    51              $     5              $    17
                                                  ==================================================================================
Weighted average shares
 outstanding and subscribed                                 406.3                425.0                405.5                423.0
                                                  ==================================================================================

                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                        For the six             For the six
                                                                                        months ended            months ended
                                                                                       June 30, 2001           June 30, 2000
                                                                                     ------------------      -----------------
                                                                                        (Unaudited)             (Unaudited)
Operating activities
Net income                                                                               $    4,333             $   21,811
Adjustments to reconcile net income to
    net cash used in operating activities:
      Equity in net earnings of investees                                                     1,585                 (6,631)
      Distribution income                                                                   (40,000)               (58,200)
      Changes in operating assets and liabilities:
        Prepaid expenses                                                                      4,045                  3,044
        Income taxes receivable                                                                   0                      0
        Accrued expenses                                                                     (1,249)               (11,308)
        Due to related party                                                                   (135)                  (952)
        Income taxes payable                                                                  2,890                 14,540
                                                                                     ------------------      -----------------
Net cash used in operating activities                                                       (28,531)               (37,696)

Investing activities
Proceeds from sale of equity investment                                                           0                      0
(Purchase) sale of noncurrent investment                                                    257,953                      0
Distributions received                                                                       41,255                 51,133
                                                                                     ------------------      -----------------
Net cash provided by investing activities                                                   299,208                 51,133

Financing activities
Payments received of stock subscriptions                                                          0                  5,508
Proceeds from sale of common stock                                                                0                      0
Redemption of common stock                                                                  (23,962)               (26,497)
                                                                                     ------------------      -----------------
Net cash used in financing activities                                                       (23,962)               (20,989)

Increase (decrease)in cash and cash equivalents                                             246,715                 (7,552)
Cash and cash equivalents at beginning of period                                            858,685              1,115,984
                                                                                     ------------------      -----------------
Cash and cash equivalents at end of period                                               $1,105,400             $1,108,432
                                                                                     ==================      =================

                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


     The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the six months ended June 30, 2001 and 2000.

     NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ---------------------------------------------------------------------

     Organization
     ------------

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

Equity Investments
------------------

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

Other Investments
-----------------

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

Income Per Common Share
-----------------------

Income per common share is based upon the weighted average number of common shares outstanding and subscribed during the period.

NOTE 2 - RELATED PARTIES:
-------------------------

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the six months ended June 30, 2001 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:
----------------------------

A summary of the changes in equity investments is presented below:

                                                         PHO                          Total
                                                  -----------------             ----------------
Balance at December 31, 2000                          $242,330                      $242,330
 Equity in net earnings of investees                    (1,585)                       (1,585)
                                                  -----------------             ----------------
Balance at June 30, 2001                              $240,745                      $240,745
                                                  =================             ================

The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO                                June 30, 2001                Dec. 31, 2000
-------------------------------------             -----------------             ----------------
                                                     (unaudited)
Assets:
     Current assets                                   $440,837                      $479,883
     Noncurrent assets                                 162,918                       163,538
                                                  -----------------             ----------------
           Total assets                               $603,755                      $643,421
                                                  =================             ================
Liabilities and stockholders'
 equity:
     Current liabilities                              $122,264                      $158,760
     Stockholders' equity                              481,491                       484,661
                                                  -----------------             ----------------
Total liabilities and
     stockholders' equity                             $603,755                      $643,421
                                                  =================             ================

                                                              For the Six Months Ended
                                                  ----------------------------------------------
                                                      June 30,                       June 30,
Statements of Operations - PHO                          2001                           2000
-------------------------------------             -----------------             ----------------
                                                    (unaudited)                    (unaudited)
Equity in partnership earnings                         $12,712                       $31,786
Other revenues                                          14,529                        12,637
Expenses                                                30,301                        27,157
                                                  -----------------             ----------------
Income (loss) before taxes                              (3,060)                       17,266
Income tax provision(benefit)                             (110)                        4,005
                                                  -----------------             ----------------
Net income (loss)                                      ($2,950)                      $13,261
                                                  =================             ================

                                                             For the Three Months Ended
                                                  ----------------------------------------------
                                                      June 30,                       June 30,
Statements of Operations - PHO                          2001                           2000
-------------------------------------             -----------------             ----------------
                                                     (unaudited)                   (unaudited)
Equity in partnership earnings                         $ 9,151                       $12,311
Other revenues                                          10,749                         1,395
Expenses                                                17,736                         4,476
                                                  -----------------             ----------------
Income before taxes                                      2,164                         9,230
Income tax provision                                       770                         1,987
                                                  -----------------             ----------------
Net income                                             $ 1,394                       $ 7,243
                                                  =================             ================

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------
                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                                    ITEM 2
                                    ------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
                             OR PLAN OF OPERATION
                             --------------------

                                 June 30, 2001
                                 -------------

Liquidity
---------

Cash resources of the Company increased by $246,715 during the first six months of 2001, as compared to a decrease in cash resources of $7,552 during the first six-month period in 2000. The increase in cash resources during the first six months of 2001 resulted from an investment in short-term bonds maturing and being converted into cash reserves. The Company invested a portion of its cash reserves in short-term bonds during the third quarter of 2000 in order to maximize rates of return on cash reserves.

On June 30, 2001, a $20,000 distribution with respect to the five SDS limited partnership units was declared and was received during the third quarter of 2001.

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


Capital Resources
-----------------

The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. Any additional funds would then come from additional sales of the Company's common stock. In July 2001, the Company completed a private stock offering in which 8 shares of its common stock were sold at $3,428 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.

Results of Operations
---------------------

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings decreased during the second quarter and the first six months of 2001, as compared to the same periods of 2000, resulting from a decrease in the profitability of the PHO. PHO revenues decreased primarily as a result of a decrease in the profitability of SDS during the second quarter and the first six months of 2001 as compared to the same periods of 2000.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income decreased for the second quarter of 2001 and the first six months of 2001, as compared to the same periods in 2000, as a result of a decrease in the profitability of SDS during the same periods. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits and other interest-bearing investments (e.g. bonds) in which the Company invests from time to time. Interest earnings for the first six months decreased between 2001 and 2000 because of decreased interest rates earned on cash deposits and a slight decrease in cash balances during the first six months of 2001 as compared to the first six months of 2000.

General and administrative expenses decreased during the second quarter and first six months of 2001, as compared to the same periods of 2000. The decrease in expenses resulted from a decrease in accounting fees as well as a decrease in SEC filing fees due to a change in vendors. In addition, rent expense decreased due to the elimination of office space that was being rented from HCC. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 2000. Expenditures incurred relate to the compensation paid to the Executive Director.

During the second quarter of 2001, the Company had net income of $1,925. Therefore, the net income per common share was $5 for the second quarter of 2001. In comparison, the net income per common share for the second quarter of 2000 was $17 per share. The decrease in the net income per common share for the second quarter of 2001 resulted from a decrease in the Company's net income during 2001, which was attributable to the factors described above.

Several new laws and regulations affecting the health care industry were adopted, at both the state and federal levels, during the last several years, including additional health care reform that was considered and adopted by the Florida Legislature during its 2001 Session, which ended on May 4, 2001. Additional health care reform legislation also has been proposed for consideration in 2001 at the federal level. All of the legislation as well as additional regulations that have been issued (in proposed and final form) could have a material adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

To the knowledge of the Company's management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or entities affiliated with the Company, to which the Company or any of the affiliated entities is a party or of which any of their property is the subject.


     ITEM 2.  CHANGES IN SECURITIES
     ------------------------------

     None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     ----------------------------------------

     None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ------------------------------------------------------------

     On May 7, 2001, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                  Number of Votes
                                                  ---------------
                                                    For   Withheld
                                                  ------  --------
     Todd Rosenthal, M.D. (term expiring 2005)      165       5
     Allen Miller, M.D. (term expiring 2005)        168       2
     Matthew Berlet, M.D. (term expiring 2002)      169       1

     Other directors whose term of office continued after the meeting were:

     William Luria, M.D.                N. Bruce Edgerton, M.D.
     Anthony Brannan, M.D.              Angel Docobo, M.D.
     Benedict Maniscalco, M.D.          Norman Castellano, M.D.


     ITEM 5.  OTHER INFORMATION
     --------------------------

     None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------

     a.  Exhibits

     None

     b.  Reports on Form 8-K

     None

                                  SIGNATURES
                                  ----------


August 15, 2001

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              ---------------------------------------
                                           (Registrant)


Date: August 13, 2001              /s/ Allen Miller, M.D.
                              ---------------------------------------
                              Allen Miller, M.D., President
                              St. Joseph's Physician Associates, Inc.



Date: August 13, 2001              /s/ Benedict Maniscalco, M.D.
                              ---------------------------------------
                              Benedict Maniscalco, M.D., Treasurer
                              and Principal Financial Officer
                              St. Joseph's Physician Associates, Inc.