Form 10QSB
period 2001-09-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2001-11-13
CIK 833212

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
Commission File Number 33-22011-A


                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

        Florida                                         59-2858209
        -------                                         ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

4900 North Habana Ave., Tampa, FL                          33614
---------------------------------                          -----
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number,
  including area code:                                (813) 854-4668
                                                      --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No _____
                                -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                          Outstanding at September 30, 2001

Common stock, par value $1.00 per share                        411 shares
---------------------------------------                        ----------

                      Documents incorporated by reference
                                     NONE

                               TABLE OF CONTENTS
                               -----------------

               FORM 10-QSB QUARTERLY REPORT - September 30, 2001
               -------------------------------------------------

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------



                                                                         Page
                                                                   ----------

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                                   3 - 10
               --------------------
     Item 2.   Management's Discussion and Analysis or
               ---------------------------------------
               Plan of Operation                                     11 - 13
               -----------------


PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                         14
                -----------------

     Item 2.    Changes in Securities                                     14
                ---------------------

     Item 3.    Defaults Upon Senior Securities                           14
                -------------------------------

     Item 4.    Submission of Matters to a Vote of Security
                -------------------------------------------
                     Holders                                              14
                     -------

     Item 5.    Other Information                                         15
                -----------------

     Item 6.    Exhibits and Reports on Form 8-K                          15
                --------------------------------


                Signatures                                                16
                ----------

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                BALANCE SHEETS

                                                  Sept. 30,     December 31,
                                                     2001           2000
                                                 -----------    ------------
                                                 (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                   $ 1,136,650    $    858,685
     Distribution receivable from
        limited partnership investments               20,000          21,255
     Income taxes receivable                          11,420          23,600
     Prepaid expenses                                 10,802           7,125
     Investment                                            0         257,953
                                                 -----------    ------------
Total current assets                               1,178,872       1,168,618

Equity investments                                   239,826         242,330
Other investments                                    120,000         120,000
                                                 -----------    ------------
Total assets                                     $ 1,538,698    $  1,530,948
                                                 ===========    ============


Liabilities and stockholders' equity
Current liabilities:
     Accrued expenses                            $    10,726    $     14,930
     Due to related party                                  0             469
     Income taxes payable                              5,824               0
                                                 -----------    ------------
Total current liabilities                             16,550          15,399

Deferred income taxes                                105,500         105,500
                                                 -----------    ------------

Total liabilities                                    122,050         120,899

Stockholders' equity:
     Common stock, $1 par value: 7,500 shares
      authorized; 402 shares at Sept.30, 2001
      and 400 shares at December 31, 2000
      issued and outstanding                             402             400
     Common stock subscribed, 9 shares at
      September 30, 2001 and 12 shares at
      December 31, 2001                                    9              12
     Subscriptions receivable                        (13,711)        (14,980)
     Additional paid-in capital                      636,043         639,447
     Retained earnings                               793,905         785,170
                                                 -----------    ------------
Total stockholders' equity                         1,416,648       1,410,049
                                                 -----------    ------------

Total liabilities and stockholders' equity       $ 1,538,698    $  1,530,948
                                                 ===========    ============


                            The accompanying notes
              are an integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                             STATEMENTS OF INCOME

                                      For the nine         For the nine        For the three        For the three
                                      months ended         months ended         months ended         months ended
                                      Sept.30,2001         Sept.30,2000         Sept.30,2001         Sept.30,2000
                                  --------------------------------------------------------------------------------
                                      (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
Distribution income                      $  60,000            $  80,204            $  20,000            $  22,005
Equity in net earnings
    of investees                            (2,504)              (2,401)                (919)              (9,032)
                                  --------------------------------------------------------------------------------
                                            57,496               77,803               19,081               12,973

Expenses:
  Salary                                    30,000               30,000               10,000               10,000
  General and administrative                50,879               60,445               11,799               21,160
                                  --------------------------------------------------------------------------------
                                            80,879               90,445               21,799               31,160
Operating (loss) income                    (23,383)             (12,642)              (2,718)             (18,187)

Interest income                             37,942               48,977               10,052               18,171
                                  --------------------------------------------------------------------------------
Income before income taxes                  14,559               36,335                7,334                  (16)

Provision for income taxes                   5,824               14,533                2,934                   (7)
                                  --------------------------------------------------------------------------------
Net Income                               $   8,735            $  21,802            $   4,400                  ($9)
                                  ================================================================================

Net income per common share -
 basic and diluted                       $      21            $      52            $      11                  ($0)
                                  ================================================================================
Weighted average shares
 outstanding and subscribed                  407.2                422.0                408.4                418.0
                                  ================================================================================


                         The accompanying notes are an
                 integral part of these financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                           STATEMENTS OF CASH FLOWS

                                                     For the nine   For the nine
                                                     months ended   months ended
                                                     Sept.30,2001   Sept.30,2000
                                                     ------------   ------------
                                                     (Unaudited)    (Unaudited)
Operating activities
Net income                                           $     8,735    $    21,802
Adjustments to reconcile net income to
    net cash used in operating activities:
      Equity in net earnings of investees                  2,504          2,401
      Distribution income                                (60,000)       (80,204)
      Changes in operating assets and liabilities:
        Prepaid expenses                                  (3,677)        (3,728)
        Income taxes receivable                           12,180              0
        Accrued expenses                                  (4,204)        (6,793)
        Due to related party                                (469)          (453)
        Income taxes payable                               5,824         14,533
                                                     -----------    -----------
Net cash used in operating activities                    (39,107)       (52,442)

Investing activities
Proceeds from sale of equity investment                        0              0
(Purchase) sale of noncurrent investment                 257,953              0
Distributions received                                    61,255         73,138
                                                     -----------    -----------
Net cash provided by investing activities                319,208         73,138

Financing activities
Payments received of stock subscriptions                  14,980         12,116
Proceeds from sale of common stock                        20,575              0
Redemption of common stock                               (37,691)       (43,147)
                                                     -----------    -----------
Net cash used in financing activities                     (2,136)       (31,031)

Increase (decrease)in cash and cash equivalents          277,965        (10,335)
Cash and cash equivalents at beginning of period         858,685      1,115,984
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 1,136,650    $ 1,105,649
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

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                    ---------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the nine months ended September 30, 2001 and 2000.


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------------------------

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

Subscriptions Receivable
------------------------

Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments during 2002 and 2003.

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the nine months ended September 30, 2001 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:
---------------------------

A summary of the changes in equity investments is presented below:

                                           PHO           Total
                                      -------------   ------------
Balance at December 31, 2000             $ 242,330      $ 242,330
 Equity in net earnings of investees        (2,504)        (2,504)
                                      -------------   ------------
Balance at September 30, 2001            $ 239,826      $ 239,826
                                      =============   ============

The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO                  Sept.30, 2001   Dec. 31, 2000
---------------------------           -------------   -------------
                                        (unaudited)
Assets:
     Current assets                      $ 453,407      $ 479,883
     Noncurrent assets                     140,928        163,538
                                      -------------   -------------
           Total assets                  $ 594,335      $ 643,421
                                      =============   =============

Liabilities and stockholders'
 equity:
     Current liabilities                 $ 114,683      $ 158,760
     Stockholders' equity                  479,652        484,661
                                      -------------   -------------
Total liabilities and
     stockholders' equity                $ 594,335      $ 643,421
                                      =============   =============


                                       For the Nine Months Ended
                                      -----------------------------
                                        Sept. 30,      Sept. 30,
Statements of Operations - PHO             2001           2000
------------------------------        -------------   -------------
                                       (unaudited)    (unaudited)
Equity in partnership earnings           $  17,388      $  49,025
Other revenues                              30,917         16,858
Expenses                                    47,915         61,860
                                      -------------   -------------
Income (loss) before taxes                     390          4,023
Income tax provision(benefit)                1,064            825
                                      -------------   -------------
Net income (loss)                            ($674)     $   3,198
                                      =============   =============


                                       For the Three Months Ended
                                      -----------------------------
                                        Sept. 30,      Sept. 30,
Statements of Operations - PHO             2001           2000
------------------------------        -------------   -------------
                                       (unaudited)    (unaudited)
Equity in partnership earnings           $   4,676      $  17,239
Other revenues                              16,388          4,157
Expenses                                    17,614         42,641
                                      -------------   -------------
Income before taxes                          3,450        (21,245)
Income tax provision                         1,174         (3,180)
                                      -------------   -------------
Net income                               $   2,276       ($18,065)
                                      =============   =============

                                    ITEM 2
                                    ------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
                             OR PLAN OF OPERATION
                             --------------------

                              September 30, 2001
                              ------------------


Liquidity
---------

Cash resources of the Company increased by $277,965 during the first nine months of 2001, as compared to a decrease in cash resources of $10,335 during the first nine-months of 2000. The increase in cash resources during the first nine months of 2001 resulted from two factors. First, during the third quarter of 2000, the Company invested a portion of its cash reserves in short-term bonds, in order to maximize rates of return on cash reserves, and the investment matured and was converted into cash reserves during 2001. Second, the Company conducted a private offering of its common stock during 2001, and the increase in cash resources during the first nine months of 2001 also resulted from proceeds received from the sale of common stock. In contrast, the Company did not conduct an offering of its common stock in 2000, so the corresponding nine-month period in 2000 does not reflect any increase in cash in this regard.

On September 30, 2001, a $20,000 distribution with respect to the five SDS limited partnership units was declared and was received during the fourth quarter of 2001.

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


Capital Resources
-----------------

The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. Any additional funds then likely would come from additional sales of the Company's common stock. In July 2001, the Company completed a private stock offering in which 8 shares of its common stock were sold at a purchase price of $3,428 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need subsequently arise.


Results of Operations
---------------------

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings increased during the third quarter and decreased during the first nine months of 2001, as compared to the same periods of 2000, resulting from an increase in the profitability of the PHO during the third quarter of 2001 and a decrease in the profitability of the PHO during the first nine months of 2001. The increase in net earnings of investees during the third quarter of 2001 resulted primarily because PHO expenses decreased during the third quarter of 2001, as compared to 2000, when a year-to-date adjustment was made in 2000 to the allocation to the PHO of the management fee expense that is paid to HCC for management and administrative services rendered to various entities, including the PHO. However, a portion of the decrease in PHO expenses was offset by a decrease in the PHO's revenues, which resulted from a decrease in the profitability of SDS during the third quarter and the first nine months of 2001, as compared to the same periods of 2000.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income decreased for the third quarter of 2001 and the first nine months of 2001, as compared to the same periods in 2000, as a result of a decrease in the profitability of SDS during the same periods. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits and other interest-bearing investments (e.g., bonds) in which the Company invests from time to time. Interest earnings for the first nine months decreased between 2001 and 2000 because of decreased interest rates earned on cash deposits during the first nine months of 2001 as compared to the first nine months of 2000.

The Company's general and administrative expenses decreased during the third quarter and first nine months of 2001, as compared to the same periods of 2000. This decrease in expenses resulted primarily from a decrease in accounting fees and a decrease in SEC filing fees due to a change in vendors. In addition, rent expense decreased due to the elimination of office space that was being rented from HCC. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 2000. Expenditures incurred relate to the compensation paid to the Executive Director.

During the third quarter of 2001, the Company had net income of $4,400. Therefore, the net income per common share was $11 for the third quarter of 2001. In comparison, the net income per common share for the third quarter of 2000 was $0 per share. The increase in the net income per common share for the third quarter of 2001 resulted from an increase in the Company's net income during 2001, which was attributable to the factors described above.

Several new laws and regulations affecting the health care industry were adopted, at both the state and federal levels, during the last several years, including additional health care reform that was considered and adopted by the Florida Legislature during its 2001 Session, which ended on May 4, 2001. Additional health care reform legislation also has been proposed for consideration in 2001 at the federal level. All of the legislation, as well as additional regulations that have been issued (in proposed and final form) could have a material adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On May 7, 2001, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                   Number of Votes
                                                   ---------------
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


November 13, 2001

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                        ---------------------------------------
                                                        (Registrant)



Date: November 13, 2001                      /s/ Allen Miller, M.D
                                        ---------------------------------------
                                        Allen Miller, M.D., President
                                        St. Joseph's Physician Associates, Inc.



Date: November 13, 2001                      /s/ Benedict Maniscalco, M.D.
                                        ---------------------------------------
                                        Benedict Maniscalco, M.D., Treasurer
                                        and Principal Financial Officer
                                        St. Joseph's Physician Associates, Inc.