Form 10KSB40
period 2001-12-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2002-03-29
CIK 833212

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer's telephone number: (813) 854-4668
                           ----------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $119,176

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.

            Approximately $1,405,967 as of February 28, 2002 (estimate based on book value due to lack of trading market).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, par value $1.00 per share -- 410 shares as of March 31, 2002

Documents incorporated by reference: None

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                                     for the
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I.........................................................................1
------
ITEM 1.     BUSINESS...........................................................1
ITEM 2.     PROPERTIES........................................................29
ITEM 3.     LEGAL PROCEEDINGS.................................................29
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............29

PART II.......................................................................30
-------
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........30
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........34
ITEM 7.     FINANCIAL STATEMENTS..............................................46
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................46

PART III......................................................................47
--------
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................47
ITEM 10.    EXECUTIVE COMPENSATION............................................52
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....52
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................53

PART IV.......................................................................54
-------
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K..................................54

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

      The PHO is principally a vehicle through which the Company and Enterprises together indirectly provide hospital and professional services to various managed care organizations and operate certain businesses. The PHO owns 100% of St. Joseph's Preferred, Inc. ("SJP"), a Florida corporation that was organized on March 13, 1991 to provide health care services as a "preferred provider" network. In addition, the PHO owned 100% of St. Joseph's Health Network, Inc. ("SJHN"), also a Florida corporation, that was organized on May 26, 1995 to develop a network of hospitals and physicians and to negotiate at-risk contracts with managed care organizations on behalf of its hospital and physician network. After extensive review, SJHN's Board of Directors voted to cease business operations as of December 31, 1999. The PHO also is currently the managing general partner of St. Joseph's Same-Day Surgery Center, Ltd. (the "Same-Day Surgery Center Partnership"), a Florida limited partnership that operates an ambulatory care center.

      SJHHS, a Florida corporation, was organized to provide home health services, including nursing and certain other health care services in the homes of homebound patients. In June 1989, the Company purchased 50% of the outstanding common stock of SJHHS. The balance of the outstanding common stock of SJHHS then was owned by St. Joseph's Ancillary Services, Inc. ("SJAS"), another wholly owned subsidiary of HCC. On January 5, 1998, the Company sold all of its ownership interest in SJHHS to SJAS for $100,000. See "HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC. d/b/a St. Joseph's Home Health Services
- Nature of SJPA Interest" in Item 1 for further discussion.

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

      In addition to its investment in the PHO, the Company owns five, of a total of 40, limited partner units in the Same-Day Surgery Center Partnership. Seven such units were purchased on January 1, 1991 for $4,000 in cash plus $10,000 in contingent promissory notes per unit, for a total of $28,000 in cash and $70,000 in contingent promissory notes. The Company sold two of such units in March 1991 for $22,000 in cash per unit plus the release of $10,000 in contingent promissory notes per unit, for a total of $44,000 in cash and the release of $20,000 in contingent promissory notes. The contingent promissory notes were payable by their terms in full on September 30, 1992, unless the Managing General Partner, in its discretion, chose to waive such obligation. On September 9, 1992, the Board of Directors of the PHO, as Managing General Partner of the Same-Day Surgery Center Partnership, decided to waive the obligation, because the funds were not needed.

      The PHO, SJP, and the Same Day Surgery Center Partnership are collectively referred to herein as the "Partially Owned Operations." The diagram on the following page is a flow chart showing the structural relationship between the Company and the Partially Owned Operations as of December 31,

2001. Because the Company's interest in SJHHS was sold on January 5, 1998, SJHHS is no longer considered as part of the Partially Owned Operations. Likewise, because SJHN ceased its operations on December 31, 1999, SJHN is no longer considered as part of the Partially Owned Operations. Also, because the Company's ownership in EHMS is not significant, EHMS has not been included in the diagram as one of the Partially Owned Operations.

       [rest of page left intentionally blank, see next page for diagram]

                                   ----------------------------------------------------------
                                                   St. Joseph's Physician                     _ _ _ _ _ _ _ _ _ _ _ _ _ _
                                                      Associates, Inc.                                                    |
                                                          ("SJPA")                            -------------------------|  |
                                   ----------------------------------------------------------                          |
                                                              |                                                        |  |
                                                              |                                                        |  |
                                   | ------------------------ |                                                        |
                                   |(50%)                                                                              |  |
                      -----------------------------                                                                    |  |
                       St. Joseph's Physicians-                                                                        |
        --------------  Healthcenter Org., Inc.                                                                        |  |
        |                       ("PHO")                                                                                |  |
        |             -----------------------------                                                                    |
        |                          |        |                                                                          |  |
        |                          |        |                                                                          |  |
        |                          |        | (4% Managing General Partner)                                            |
        |                          |        | ---------------------------|                                             |  |
        | (100%)                   |                                     |                                             |  |
        |                          |                                     |                                             |
----------------------             |                   -----------------------------------------                       |  |
    St. Joseph's                   |                              St. Joseph's Same-                                   |  |
   Preferred, Inc.                 |                           Day Surgery Center, Ltd.                                |
       ("SJP")                     |                                                                                   |  |
----------------------             |                   -----------------------------------------                       |  |
                                   |                                   |                                               |
                                   |                                   |Limited Partners                               |  |
                                   |          --------------------------------------------------------------           |  |
                                   |          |                |                    |                       |          |
                                   |          |                |                    |                       |          |  |
                                   |      ------------ ------------------  --------------------- ------------------    |  |
                                   |                                                                                   |
                                   ------   PHO              M.D.                  M.D.                  SJPA     -----|  |
                                                                                                                          |
                                        -------------- ------------------  --------------------- -----------------
                                          (1.5 units)        |       (33.5 units)        |          (5 units)             |
                                                             |- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - |

      The Company's Ventures
      ----------------------

      The Company's Ownership Interest in the PHO. The PHO is the Company's principal venture. In 2001, the authorized capital stock of the PHO consisted of 5,000 shares of voting common stock, par value $1.00 per share, and 6,250 shares of nonvoting (except as required by law) preferred stock, par value $20.00 per share. The Company and Enterprises each own 2,500 shares of the common stock of the PHO, constituting all of the outstanding stock of the PHO. Prior to January 31, 1997, Enterprises also owned all 6,250 shares of the preferred stock of the PHO, which preferred stock gave Enterprises the right to require the PHO to redeem its preferred stock at any time after July 31, 1992 upon 30 days notice, at par plus dividends owing with respect thereto, on the sole condition that funds be legally available therefor. Enterprises exercised its right to require redemption, and all 6,250 shares of nonvoting preferred stock were redeemed, effective on January 31, 1997, for $184,375 (including cumulative unpaid dividends). As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO.

            The PHO's Ownership Interest in SJP. The PHO owns 100% of St. Joseph's Preferred, Inc., a Florida corporation ("SJP"), organized to provide health care services through a "preferred provider" network.

      SJP has signed contracts with the Hospital Corporation, several other health care entities owned by or affiliated with the Hospital Corporation, the Same-Day Surgery Center Partnership, and approximately 410 SJPA physician stockholders (collectively referred to as the "SJP Providers"). These SJP Providers agree to accept discounted fees as payment in full for services provided to any patient covered under a contract between SJP and an employer, employer group, insurance carrier or other payor pursuant to which such payors engage the services of SJP's preferred provider network (each a "PPO Contract"). These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature that includes economic incentives to each patient to use a SJP Provider (versus a non-SJP Provider).

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

      All current PPO Contracts are held by BayCare, and access to the SJP Providers is through the Network Linking Agreement. Currently, BayCare has 73 contracts covering approximately 23,000 enrolled employees, to provide standard preferred provider, primary care preferred provider (i.e., "gatekeeper"), exclusive provider and various insured health care products. These include contracts with the Hospital Corporation and the Same-Day Surgery Center Partnership covering approximately 4,000 employees.

      In addition, BayCare has contracts with other managed care entities through which the SJP Providers are made available to provide services to the approximately 62,000 enrolled employees of these other entities (40,000 of such employees being under hospital services only contracts).

      During the last quarter of 2001, BayCare proposed a new contract to SJP, which contract was rejected by the Board of Directors of SJP after review, primarily because it called for a substantial reduction in physician reimbursement for the SJP Providers. Thereafter, on or around October 29, 2001, BayCare notified SJP that it would terminate the Network Linking Agreement effective with the close of business on December 31, 2001. Simultaneously, BayCare notified the physicians currently under contract with SJP that BayCare would no longer contract with SJP and offered to contract directly with each physician. Apparently, an insufficient number of physicians agreed to contract directly with BayCare, because, prior to December 31, 2001, BayCare notified SJP that the Network Linking Agreement would continue in accordance with its terms after December 31, 2001.

      Thereafter, by letter dated January 18, 2002, BayCare notified each physician in its existing PPO network, including the physician SJP Providers, that it is creating a new provider network, to be known as the "BHN Network," and offered each physician the opportunity to join the new "BHN Network" (in addition to continuing as a SJP Provider). In its letter, BayCare indicated that the "BHN Network" and the existing network of SJP Providers will exist side-by-side. It is the Company's understanding that BayCare intends to offer each existing or prospective holder of a PPO Contract the opportunity to utilize either the "BHN Network" and/or the existing network of SJP Providers, and BayCare believes that many holders of PPO Contracts will choose to utilize the "BHN Network," either exclusively or in addition to the network of SJP Providers, because the lower physician reimbursement schedule of the "BHN Network" could save money for the PPO Contract holder. As of this time, the Company is not aware of whether any (or how many) SJP Providers have signed the new contract with the "BHN Network. There can be no assurance that BayCare's actions in creating the "BHN Network" and offering it to holders of PPO Contracts will not have an adverse impact on the volume of patients, or the level of patient service revenues, derived by the physician SJP Providers.

      The Company has indirectly participated on the Board of Directors of BayCare, because the physicians who serve on the BayCare Board of Directors as representatives of St. Joseph's Hospital have historically been nominated by SJPA. Prior to June 1998, each hospital-stockholder of BayCare was entitled to appoint four of the directors of BayCare, with two being physicians who are members of the medical staff of the respective hospital-stockholder and two being administrators of the respective hospital-stockholder. However, Amended and Restated Articles of Incorporation of BayCare were filed with the Florida Secretary of State on June 3, 1998, and the bylaws of BayCare were subsequently amended, to provide, among other things, for a total of ten directors, with each of the five hospital-stockholders of BayCare being entitled to appoint two of the directors, with one being the chief executive officer of the respective hospital-stockholder and one being a physician who is a member of the medical staff of the respective hospital-stockholder. Also, prior to February 1995, the bylaws of BayCare included director quorum and voting requirements which effectively provided that certain actions could not be taken by BayCare without the affirmative vote of the physician directors of BayCare who were designated by SJPA. However, the bylaws of BayCare were modified by the Board of Directors of BayCare in February 1995 so as to retain the director quorum requirements, but to replace the director voting requirements with provisions that require simply a two-thirds majority vote of the directors present at a meeting, thus eliminating the requirement that certain actions could not be taken by BayCare without the affirmative vote of the physician directors of BayCare who are designated by SJPA. In addition, in November 1996, the

Board of Directors of BayCare voted to change the quorum requirements to specify that a quorum exists when any two representatives (physicians or administrators) from five out of the then seven hospital-stockholders (i.e., at least two representatives of 70% of the stockholders) were present at a meeting. There can be no assurance that there will not be additional changes to the Bylaws of BayCare that would operate to further limit or annul the impact that the physician directors of BayCare who are designated by SJPA would have on the Board of Directors of BayCare.

            The PHO's Prior Ownership Interest in SJHN. The PHO also owned 100% of St. Joseph's Health Network, Inc., a Florida corporation ("SJHN"). SJHN, a physician-hospital organization, was incorporated on May 26, 1995 for the purpose of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts, or discounted fee-for-service contracts that would evolve over time into capitation contracts, with managed care organizations on behalf of the SJHN Providers to provide high quality, competitively priced health care services for persons residing or employed in the Hillsborough County, Florida area. The network of providers comprising the SJHN Providers was separate and distinct from the SJP Providers comprising SJP's PPO network (although many of the SJHN Providers also were SJP Providers). Because SJHN had concentrated its efforts on negotiating at-risk contracts (as opposed to the pure discounted fee-for-service contracts under which the SJP Providers provide services, without assuming direct risk), there were fewer physicians in SJHN's network, and the ratio of primary care (i.e., pediatrics, family and general internal medicine and OB-Gyn) physicians to specialist physicians was more strictly controlled.

      Between 1996 and 1999, SJHN conducted a provider credentialing process, and approximately 258 physicians were participating as SJHN Providers as of December 31, 1999. As the result of a review of SJHN's business opportunities and strategic alternatives conducted during 1999, the Board of Directors of SJHN voted to cease SJHN's business operations as of December 31, 1999.

            The PHO's Ownership Interest in the Same-Day Surgery Center Partnership. The PHO also owns a four percent (4%) partnership interest in the Same-Day Surgery Center Partnership, and serves as managing general partner of the Same-Day Surgery Center Partnership. Accordingly, through its ownership of the PHO, the Company beneficially owns a two percent (2%) general partnership interest in the Same-Day Surgery Center Partnership. Cash distributed by the Same-Day Surgery Center Partnership to the PHO is available for any purpose, including distribution equally to Enterprises and the Company (as the Board of Directors of the PHO deems appropriate). To date, all available cash has been retained by the PHO to pay its operating expenses. There can be no assurance that the Same-Day Surgery Center Partnership will distribute cash to the PHO, or that the PHO will make any dividend distribution of any cash that it receives from the Same-Day Surgery Center Partnership.

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

      The Company's Ownership Interest in EHMS. On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of Entrusted Health Management Services, Inc. ("EHMS"), for which it paid $100,000. EHMS was organized to manage and administer health benefit arrangements for self-insured employers, and it currently is providing services to two employer self-insured plans (with approximately 100 employees and their dependents participating in the plans). It lost its largest employer plan unexpectedly at the end of 2001, but it is continuing to pursue other business opportunities and to negotiate with other employers to whom it proposes to provide services. The Company has been advised that EHMS currently is working on the development of several networks of hospitals, physicians and other health care providers (each such network being referred to as an "EHMS Network"). Each such EHMS Network is expected to be designed to service a specific geographic area in west central Florida. While it continues to build its EHMS Network(s), EHMS is contracting with an independent provider panel in the interim. Ultimately, EHMS hopes to position itself to provide a broader range of services to its employer and provider constituencies, including designing and implementing benefit plans, offering the services of one or more provider networks, administering claims, and collecting and analyzing health care data for employers with which it contracts. The Company invested in EHMS with a primary expectation that the stockholders of the Company would be given priority in joining the network of physicians that will be developed for Hillsborough County, Florida, although there currently is no written commitment to this effect. Furthermore, there can be no assurance that EHMS will be successful in obtaining contracts with a significant number of employers or in obtaining the capital funding that it will need to continue to operate until it can generate sufficient revenues to cover its operating expenses.

      Future Ventures
      ---------------

      The Company, along with the PHO and, at times, affiliates of Enterprises, continually investigates other health care related ventures.

      Pursuant to an agreement among the Company, Enterprises and the PHO (the "PHO Agreement," as described below), the Company agreed not to undertake or participate in certain specified health care related ventures without first offering to the PHO the right to form, organize and develop the venture. If the PHO fails to accept the offer or to proceed with respect to the venture in the manner and within the time required by the PHO Agreement, then the PHO will lose its first right with respect to the venture, and the Company will be free to proceed with respect to the venture described in the offer. There can be no assurance that any venture will be undertaken even if believed to be feasible; and, if undertaken, there can be no assurance that any such venture will provide any economic benefit to the Company. See "ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC. - The PHO Agreement, Right of First Refusal" in this Item 1 for further discussion.

      Government Regulation
      ---------------------

      The activities of the Partially Owned Operations are subject to strict government regulation that may indirectly impact the Company and the stockholders of the Company.

      Certain of the Partially Owned Operations currently are subject to state licensure requirements. While such entities have at all relevant times satisfied such requirements, a failure to do so for any reason would preclude such entities from operating and therefore would have a material adverse effect upon the Company. The Company is not aware of any facts or circumstances that would prevent such entities from complying with all licensure and other requirements currently in effect.

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

      Also, from time to time, bills are proposed and considered by the Florida Legislature (which currently is holding its 2002 Session) and the United States Congress, and regulations are proposed by various Florida and federal regulatory agencies, that could change or expand the prohibitions on physicians' ability to refer patients to entities in which they are investors. If implemented, one or all of these legislative or regulatory proposals could substantially affect some or all of the Partially Owned Operations and the Company. There is no assurance that future legislation or regulations will not have a materially adverse effect upon the Company.

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

      It can be anticipated that federal and state governmental agencies, as well as insurance companies and other third party payors, will continue their efforts to contain the costs of medical care. These efforts have substantially reduced the revenues of the Partially Owned Operations, and there can be no assurance that such efforts will not substantially further curtail the revenues of the Partially Owned Operations, and therefore, of the Company.

      Competition
      -----------

      While the Company does not directly compete with any business, the Partially Owned Operations are subject to competition that may impact upon the Company. The health care industry operates in a competitive environment. In order to maintain market share and replace decreasing revenue sources, health care institutions and physicians have engaged in various means to diversify their services.

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

      The Same-Day Surgery Center Partnership competes with three similar facilities in Hillsborough County. One such facility is within a short distance of the partnership's site and offers most of the same services. The other similar facilities are located more than ten miles away. Also, the Same-Day Surgery Center Partnership competes with a nearby outpatient ophthalmic surgery facility. In addition to competition from other existing and future freestanding centers, the Same-Day Surgery Center Partnership faces competition from hospital-based programs, including programs at the Hospital, one of which is connected to the space occupied by the Same-Day Surgery Center facility. Also, other area hospitals have constructed or may construct separate outpatient surgery facilities to take advantage of the growing ambulatory surgery market.

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

      Employees
      ---------

      The Company engages the services of Charles E. Cernuda, M.D., a former director and officer of the Company, as a part-time Executive Director to handle various administrative matters for the Company. The Executive Director position is managerial and administrative, and it is not an executive officer position with the Company. Dr. Cernuda is paid $40,000 annually for his services in such capacity. The Company currently is funding the Executive Director's compensation from its revenue sources.

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

      Management. The PHO Agreement prescribes a Board of Directors for the PHO composed of ten (10) persons, five (5) of whom are selected by the Company's Board of Directors and five (5) of whom are selected by Enterprises. Current members of the Board of Directors of the PHO are:

         Company's Representatives/1/       Enterprises' Representatives
         ----------------------------       ----------------------------

         Anthony Brannan, M.D.              Tommy Inzina
         Allen Miller, M.D.                 Isaac Mallah
         N. Bruce Edgerton, M.D.            Gilbert Pitisci, M.D.
         Bill Luria, M.D.                   George Wallace
         Benedict Maniscalco, M.D.          Fleury Yelvington

----------
/1/ See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May 7, 2002.

      Tommy Inzina, age 43, has been Vice President of Finance and Treasurer of BayCare Health System, Inc. since 1997, and was Director of Fiscal Services for St. Joseph's/St. Anthony's Health System from 1993 to 1997.

      Isaac Mallah, age 53, has been the President and Chief Executive Officer of St. Joseph's-Baptist Health Care System since July 1997, was the President and Chief Executive Officer of St. Joseph's/St. Anthony's Health System from January to June 1997, and was the Executive Vice President from 1993 to 1996, Vice President from 1983 to 1993, and Chief Operating Officer from 1989 to 1993 of St. Joseph's Health Care Center, Inc., Executive Vice President since 1993 and a Director since 1986 of Enterprises, Secretary/Treasurer and Director of the PHO since 1986, Secretary/Treasurer and Director of SJHHS and SJP since 1991, Vice Chairman and Director of BayCare since 1991 and Treasurer and Director of SJHN from 1995 to 1999.

      Gilbert Pitisci, M.D., age 58, was Senior Vice President of the Hospital Corporation from 1993 to 1997, and was Vice President of Medical Staff Affairs of the Hospital Corporation from 1987 to 1993, President of the PHO from 1994 to 1995 and 1996 to 1997 and Chairman from 1995 to 1996, a Director of the PHO from 1989 to 1997, a Director of SJP since 1994, Chairman from 1994 to 1995 and 1996 to 1997 and President from 1995 to 1996, Secretary and Director of Enterprises from 1993 to 1997, and a Director and Vice Chairman of SJHN from 1995 to 1999. Since 1974, and prior to his position at St. Joseph's Hospital, Dr. Pitisci was engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. In 1998, Dr. Pitisci returned to the private practice of medicine in Tampa, Florida, specializing in pediatrics, as an employee of HealthPoint Medical Group, which is owned by an affiliate of the Hospital Corporation.

      George Wallace, age 51, has been Chief Financial Officer of St. Joseph's-Baptist Health Care System since 1999.

      Fleury Yelvington, age 47, has been Chief Operating Officer of the Hospital Corporation since March 1999, and was Chief Operating Officer of St. Joseph's Hospital, Inc. and St. Joseph's Women's Hospital, Inc. from August 1997 to March 1999, Administrator of St. Joseph's Women's Hospital, Inc. from March 1995 to August 1997, and Vice President of Operations from 1993 to 1995.

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

      Other situations have arisen during the past several years to which the Right of First Refusal might apply (e.g., the creation of a pediatric clinic and purchase of primary care medical practices through HealthPoint Medical Group by Enterprises or its affiliates; the Company's investment in EHMS). The Company and Enterprises have expressed differing views concerning the situations created by Enterprises and by the Company, and discussions have occurred from time to time with respect to the parameters of the Right of First Refusal and the exceptions thereto. In January 1996, Enterprises proposed that the Right of First Refusal be deleted from the PHO Agreement and replaced with a memorandum of understanding, pursuant to which the Company and Enterprises would strive to communicate with each other openly regarding possible health care related ventures and would consider requests from the other party to participate in possible health care related ventures (but with no obligation to do so). A draft of such a memorandum of understanding was prepared, and the Company has continued, so far unsuccessfully, to attempt to complete negotiations. There can be no assurance that the Company and Enterprises will be able to reach a mutually satisfactory resolution concerning the parameters and application of the Right of First Refusal.

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

      As of March 31, 2002, no Notice has been given by either party, and the Company is not presently aware of any intent on the part of either party to give such a Notice.

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

      Financial Matters
      -----------------

      Results of Operations. The PHO had a decrease in its consolidated revenues in 2001, resulting primarily from a decrease in the PHO's equity in earnings of limited partnership, relating to the Same-Day Surgery Center Partnership. The PHO accounts for its 4% investment in the Same-Day Surgery Center Partnership under the equity method, because of the PHO's ability to exercise significant influence over the limited partnership. The PHO's net gain or loss resulting from its proportionate share of the partnership's revenue and expenses for the year is included in its statement of operations, included with this Report. For the year ended December 31, 2001, the PHO's equity in earnings of limited partnership was $18,458. The level of activity at the Same-Day Surgery Center Partnership has continued during the first three months of 2002 at levels comparable to 2001. While there can be no assurance that the level of activity for the Same-Day Surgery Center Partnership will continue, the Company is not aware of any reason that such level of activity should change significantly in the immediate future, although the Company cannot predict the impact of certain regulatory matters. See "SPECIAL CONSIDERATIONS -- Government Regulation" under
Item 6 of this Report, which discussion is incorporated by reference into the discussion under this Item 1.

      Investment income, consisting of distributions from certain of the Partially Owned Operations and interest on bank accounts, decreased during 2001. The PHO earned $24,000 in 2001 from its holding of 1 1/2 limited partnership units in the Same-Day Surgery Center Partnership. Income from the limited partnership units is recorded by the PHO at the time distributions are declared. Interest income on bank accounts also decreased in 2001, due primarily to a decrease in the PHO's cash balance as a result of paying off debt related to the prior operation of SJHN.

      General and administrative expenses primarily consist of compensation paid and benefit costs incurred with respect to management staff, internal accounting costs and director and officer liability insurance premiums. Prior to 1996, the PHO had no staff and relied on Enterprises and its affiliates to perform all management and administrative functions. Since 1996, St. Joseph's Health Care Center, Inc. ("HCC") has hired personnel to staff the operations of the PHO, SJP, SJHN (when it was operational) and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. The PHO incurs general and administrative costs for its share of these personnel, as well as for the share that is attributable to SJP, which is allocated to and paid by the PHO (see the discussion at "ST. JOSEPH'S PREFERRED, INC. - Type of Business," in Item 1 of this Report, which provisions are hereby incorporated by reference). In 2001, the general and administrative expenses decreased as a result of a reduction in the number of employees working on behalf of the PHO and SJP. These general and administrative expenses are expected to remain level in 2002 and thereafter.

      Professional fees expense consists of costs associated with the evaluation of and input with respect to new and proposed legislation and business ventures, expenditures related to consulting, legal and actuarial services with respect to implementation of new ventures, and audit fees. Professional fees expense decreased in 2001, because of a reduction in audit fees. These professional fees expenses are expected to remain level in 2002 and thereafter.

      Liquidity. As of December 31, 2001, the PHO had cash balances of $342,331, representing approximately 69% of the PHO's total assets. This cash balance is a decrease from 2000, and resulted primarily from the PHO paying off debt related to SJHN. In addition, the PHO generally receives quarterly distributions from the Same-Day Surgery Center Partnership. The Same-Day Surgery Center Partnership makes quarterly distributions in amounts equal to the amount by which the Same-Day Surgery Center Partnership's cash balances exceed the amount of the cash reserves estimated as being needed to satisfy the Partnership's cash needs over a 45 day period. In addition, the PHO earns interest income on its cash balances. For the near future, management believes it likely that its current cash inflows, together with the existing cash balances, will continue to provide sufficient funds for the PHO to pay its operating expenses, which consist primarily of management fees to HCC, personnel costs, legal, consulting, accounting, insurance, tax costs and investigations and funding of new ventures. No dividends are expected from SJP. There can be no assurance that the PHO's revenues and existing funds will be sufficient to cover all of its expenses.

      Capital Resources. As the managing general partner of the Same-Day Surgery Center Partnership, the PHO is contingently liable for all liabilities of the partnership. As a former managing general partner of St. Joseph's Diagnostic Center, Ltd. (the "Diagnostic Center Partnership"), the PHO remains contingently liable for liabilities of the Diagnostic Center Partnership arising prior to sale by the PHO of its interest. As of December 31, 2001, the Same-Day Surgery Center Partnership had $166,978 in current assets in excess of current liabilities and long-term debt and the Diagnostic Center Partnership had $5,621,799 in current assets in excess of current liabilities and long-term debt. In addition, all long-term debt of the partnerships is collateralized by inventory, accounts receivable and medical equipment.

      Also, as the managing general partner of the Same-Day Surgery Center Partnership, the PHO has determined that it will seek to cause the Same-Day Surgery Center Partnership to finance, through long-term indebtedness, most, if not all, of its future acquisitions of new and replacement equipment.

      Other than as indicated above, the PHO has no debt, and it is not anticipated that any other debt will be incurred.

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

      Type of Business
      ----------------

      SJP's principal activity is to provide a "managed care" vehicle for bringing together otherwise unaffiliated service providers and groups of health care consumers, and coordinating the relationships between those service providers and the groups of consumers. SJP has signed contracts with the Hospital Corporation, several other health care entities owned by or affiliated with the Hospital Corporation, the Same Day Surgery Center Partnership, and approximately 410 SJPA physician stockholders (collectively referred to as the "SJP Providers"). These SJP Providers have agreed to accept discounted fees as payment in full for services provided to any patient covered under a PPO Contract between SJP and a payor. These PPO Contracts require that the health care benefit plan of the contracting entity have a design feature that provides some economic incentive to the patient to use a SJP Provider (versus a non-SJP Provider).

      SJP has signed a Network Linking Agreement (the "Network Linking Agreement") with BayCare Health Network, Inc. ("BayCare"). This Network Linking Agreement allows SJP to offer the services of its SJP Providers to enrollees of BayCare requiring access to health care providers in Hillsborough County, Florida. BayCare previously was owned entirely by Enterprises and by St. Anthony's Hospital, Inc. and Morton F. Plant Hospital Association, Inc., two not-for-profit hospitals located in Pinellas County, Florida. During 1994, several additional hospitals in Hillsborough County and in Pinellas County acquired ownership interests in BayCare. See the discussions under "BACKGROUND - The Company's Ventures" in Item 1 of this Report, which provisions are hereby incorporated by reference. BayCare was initially operated under the name SunHealth Care Plans - Gulf Coast, Inc., which name was changed in 1994 to CareFirst Health Network, Inc. In 1995, the name again was changed to BayCare Health Network, Inc.

      The majority of the current PPO Contracts are held by BayCare, and access to the SJP Providers is through the Network Linking Agreement. Currently BayCare has 73 contracts, covering approximately 23,000 enrolled employees, to provide standard preferred provider, primary care preferred provider exclusive provider, and various insured health care products. This includes contracts with the Hospital Corporation and the Same Day Surgery Center Partnership covering approximately 4,000 employees. In addition, BayCare has entered into linking agreements with a number of other managed care entities through which the SJP Providers are made available to provide services to the approximately 62,000 enrolled employees of these other entities (40,000 of such employees being under hospital services only contracts). In addition, the PHO Director has functioned as a messenger for the Board of Directors of SJP in contracting with two additional managed care organizations.

      During the last quarter of 2001, BayCare proposed a new contract to SJP, which contract was rejected by the Board of Directors of SJP after review, primarily because it called for a substantial reduction in physician reimbursement for the SJP Providers. Thereafter, on or around October 29, 2001, BayCare notified SJP that it would terminate the Network Linking Agreement effective with the close of business on December 31, 2001. Simultaneously, BayCare notified the physicians currently under contract with SJP that BayCare would no longer contract with SJP and offered to contract directly with each physician. Apparently, an insufficient number of physicians agreed to contract directly with BayCare, because, prior to December 31, 2001, BayCare notified SJP that the Network Linking Agreement would continue in accordance with its terms after December 31, 2001.

      Thereafter, by letter dated January 18, 2002, BayCare notified each physician in its existing PPO network, including the physician SJP Providers, that it is creating a new provider network, to be known as the "BHN Network," and offered each physician the opportunity to join the new "BHN Network" (in addition to continuing as a SJP Provider). In its letter, BayCare indicated that the "BHN Network" and the existing network of SJP Providers will exist side-by-side. It is the Company's understanding that BayCare intends to offer each existing or prospective holder of a PPO Contract the opportunity to utilize either the "BHN Network" and/or the existing network of SJP Providers, and BayCare believes that many holders of PPO Contracts will choose to utilize the "BHN Network," either exclusively or in addition to the network of SJP Providers, because the lower physician reimbursement schedule of the "BHN Network" could save money for the PPO Contract holder. As of this time, the Company is not aware of whether any (or how many) SJP Providers have signed the new contract with the "BHN Network. There can be no assurance that BayCare's actions in creating the "BHN Network" and offering it to holders of PPO Contracts will not have an adverse impact on the volume of patients, or the level of patient service revenues, derived by the physician SJP Providers.

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

      Management
      ----------

      The Bylaws of SJP prescribe a Board of Directors for SJP composed of four
(4) persons, two (2) of whom are selected by the Company's Board of Directors and two (2) of whom are selected by Enterprises. Current members of the Board of Directors of SJP are:

         Company's Representatives/1/       Enterprises' Representatives/2/
         -------------------------          ----------------------------

         N. Bruce Edgerton, M.D.            Isaac Mallah
         Allen Miller, M.D.                 Gilbert Pitisci, M.D.

----------
/1/ See the discussion under Item 9 of this Report for information regarding the Company's representatives, which discussion is hereby incorporated by reference into the discussion under this Item 1. It should be noted that certain of the Company's representatives may change when the Company's Board of Directors considers these appointments at its annual meeting scheduled for May 7, 2002.

/2/ See the discussion above relating to management of the PHO for information regarding Isaac Mallah and Gilbert Pitisci, M.D.

      Financial Matters
      -----------------

      SJP commenced operations in July 1991. Prior to 1996, SJP had no staff and relied on BayCare to perform all operational and marketing functions for SJP. Since 1996, HCC has hired personnel to staff the operations of the PHO, SJP, SJHN (when it was operational) and the physician hospital organization operated for St. Anthony's Hospital (an organization affiliated with the Hospital Corporation) and the physicians at that hospital in St. Petersburg, Florida. The portion of the personnel costs associated with the management and administration of SJP is allocated to and paid by the PHO. Accordingly, SJP has no significant income or expenses. It is anticipated that the majority of SJP's contractual arrangements will continue to be entered into via its linking agreement with BayCare. SJP also may sign individual contracts, as well, but these contracts are not expected to result in significant income for SJP.

      Impact on SJPA
      --------------

      Because SJP is not anticipated to have any significant income or expenses, it is not anticipated to have a material impact on the business, or the financial condition or results of operations, of the Company.

ST. JOSEPH'S HEALTH NETWORK, INC.
---------------------------------

      Nature of SJPA Interest
      -----------------------

      The PHO owned 100% of the outstanding stock of St. Joseph's Health Network, Inc. ("SJHN"). This corporation was organized by the PHO on May 26, 1995, and initially capitalized with $1,000. It ceased all business operations as of December 31, 1999, and it currently does not conduct any business.

      Type of Business
      ----------------

      SJHN was established as a physician-hospital organization for the purposes of developing a network of hospitals and physicians (collectively referred to as the "SJHN Providers") and negotiating at-risk (i.e., capitation) contracts with managed care organizations on behalf of the SJHN Providers, thus providing a vehicle for the SJHN Providers to share risk and receive a fair payment for health care services rendered to persons residing or employed in the Hillsborough County, Florida area. SJHN acted as the contracting agent to review, evaluate and negotiate prepaid or capitated contracts on behalf of the SJHN Providers. Under these contracts, the primary care physicians (i.e., pediatrics, family practice and general internal medicine) and certain of the specialist physicians were compensated by a monthly capitation (i.e., fixed payment per subscriber per month) that required each physician to assume (or share with SJHN) the risk of providing the medical care needed by the subscribers in the managed care plan that were assigned to the physician. Those physicians who were not capitated also could share in the volume-of-care risk, because a portion of the fee-for-service payments that they received were withheld in risk pools. The initial invitation to join SJHN as a physician provider was extended only to SJPA stockholders. As of December 31, 1999, approximately 258 physicians had been credentialed.

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

      Impact on SJPA
      --------------

      Because SJHN ceased its business operations as of December 31, 1999, and because the PHO has paid off the bulk of SJHN's liabilities, the Company does not expect to incur any future impact from SJHN.

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

      Business
      --------

      The Same-Day Surgery Center Facility is a licensed outpatient surgery center. The services offered include gastroenterology and outpatient surgery including general surgery, ophthalmology, otolaryngology, orthopedics, gynecology (excluding abortions and sterilizations), urology, and plastic surgery. The services of the Same-Day Surgery Center Facility are available to patients of local physicians on a referral basis. Revenues are derived from billing third party payors, including insurers, managed care organizations, Medicare, Medicaid, other governmental health programs, and patients the portion to be paid by each. The PHO, as the managing general partner, is the only partner with management authority and is responsible for overall management of the affairs of the Same-Day Surgery Center Partnership.

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

      At the request of the Company's representatives on the PHO Board of Directors, an evaluation of the economic impact of the management agreement and the billing and collection agreement with HCC, as well as a number of operational issues relating to the staffing and administration of the Same-Day Surgery Center Partnership was undertaken, and a number of changes were negotiated with HCC and within the Board of Directors of the PHO. The primary changes that were made and implemented during 2000 included: (1) changing the management fee paid to HCC from 2.5% of gross revenues to 4.72% of net collection (thus allowing the Same-Day Surgery Center Partnership to benefit from the contractual allowances and managed care adjustments that are common in today's health care billings); (2) renewing the lease of the Same-Day Surgery Center facility upon its termination in 2003 (see the discussion at "ST.

JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Facilities and Equipment" in Item 1 of this Report, which provisions are hereby incorporated by reference); and (3) changing the accountants for the PHO, SJP and the Same-Day Surgery Center Partnership from Ernst and Young, LLP to Kirkland, Russ, Murphy and Tapp, P.A. The changes arising from this evaluation and the negotiations resulting therefrom could have a material impact on the profitability and cash flow of the Same-Day Surgery Center Partnership. However, there can be no assurance that the desired positive impact on profitability will be achieved.

      In addition, the Company's representatives on the PHO Board of Directors also have recommended several additional actions that could materially impact on the profitability and cash flow of the Same-Day Surgery Center Partnership, including: (1) a review of the billing fee that is paid to HCC to ensure that 5% is the appropriate fee for the services rendered, and consideration of alternative billing arrangements; and (2) a review of the staffing of the Same-Day Surgery Center, and in particular the late shift, to determine the cost effectiveness of that staffing. To date, Enterprises' representatives on the PHO Board of Directors have agreed to review these ideas in concept, but they have not agreed to take any action to implement the ideas. There can be no assurance that the Company's representatives on the PHO Board of Directors will be successful in negotiating the implementation of these ideas.

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

      Facilities and Equipment
      ------------------------

      The Same-Day Surgery Center Facility is leased from Franciscan Properties, Inc., a wholly owned subsidiary of HCC and an affiliate of the Hospital Corporation. The Same-Day Surgery Center Partnership currently pays rent of $565,610 annually plus sales tax, subject to periodic escalations based on increases in the Consumer Price Index. This rental amount was reviewed and decreased by a small amount in connection with the lease negotiations with HCC and within the Board of Directors of the PHO regarding the Same-Day Surgery Center Partnership (see the discussion at "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Business" in Item 1 of this Report, which provisions are hereby incorporated by reference).

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

      In 1998, the Same-Day Surgery Center Partnership exercised its final option to renew for five years the existing lease with Franciscan Properties, Inc., so the current lease was scheduled to expire on February 28, 2003. In connection with the negotiations with HCC and within the Board of Directors of the PHO regarding the Same-Day Surgery Center Partnership (see the discussion at "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Business" in Item 1 of this Report, which provisions are hereby incorporated by reference), Franciscan Properties, Inc. agreed to an extension of the lease term through February 28, 2010. In addition, the parties agreed to review and negotiate further extensions after seven years (on or about February 28, 2007). There can be no assurance that any such additional renewal or lease extension can or will be successfully negotiated.

      Financial Matters
      -----------------

      Results of Operations. During 2001, the Same-Day Surgery Center Facility performed 12,481 procedures, an increase of .7% over the number of procedures performed during 2000. These procedures generated approximately $7.4 million in revenues and net income of approximately $461,000. Revenues during 2001 decreased approximately $125,800 from 2000, resulting primarily from a continuing decline in managed care contractual reimbursements and government reimbursements for the procedures performed at the Same-Day Surgery Center Facility. The 2001 net income of the Same-Day Surgery Center Partnership decreased approximately 49% from the 2000 net income. This decrease resulted from (1) the reduction in revenues described above, (2) an extraordinary accrual of $148,000 resulting from a change in accounting treatment for the Indigent Care Assessment (see the discussion under the heading "SPECIAL CONSIDERATIONS - Government Regulation" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1), (3) an increase in operating expenses (e.g., employee compensation, rent) of approximately $80,000, and (4) a decrease in interest income earned on available cash balances.

      Liquidity. At December 31, 2001, the Same-Day Surgery Center Partnership held approximately $401,000 in cash, which accounted for 19.6% of total assets. In 2001, the Same-Day Surgery Center Partnership generated approximately $130,725 of cash per month (an increase from $90,000 cash per month in 2000) after paying expenses and debt service. There can be no assurance that the current level of cash flow will continue, or that the level of cash flow will not decline in subsequent periods.

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

      The Company is not aware of any other reason that the level of cash flow for the Partnership should change in the immediate future, except to the extent that any distributions are made, or if additional Florida or federal legislation is passed which could affect reimbursement rates or impose additional compliance expenses or there should occur continued managed care contractual changes or changes in government rules that impact reimbursements. See the discussion under the heading "SPECIAL CONSIDERATIONS" in Item 6 of this Report, which discussion is hereby incorporated by reference into the discussion under this Item 1. During 2001, the Same-Day Surgery Center Partnership distributed approximately $1.3 million to the general and limited partners. This included $80,000 paid to the Company with respect to its five limited partner units, and $53,333 paid to the PHO in its capacity as managing general partner. As of March 31, 2002, the Same-Day Surgery Center Partnership has not determined or announced any additional distributions to the partners.

      Capital Resources. At December 31, 2001, the Same-Day Surgery Center Partnership had $701,220 in partners' equity. This represented capital contributions from the general partners and 40 limited partners, as well as accumulated earnings.

      The Same-Day Surgery Center Partnership currently has no outstanding long-term debt.

      In 2001, the Same-Day Surgery Center Partnership completed capital additions and replacements of approximately $250,000, all of which were funded from existing cash balances.

      The Same-Day Surgery Center Partnership plans capital expenditures in 2002 of approximately $12,000 in equipment and instrumentation replacements and upgrades, which are expected to be funded through existing cash balances or debt financing. There can be no assurance that debt financing will be obtainable on acceptable terms.

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

      In addition, as indicated above, SJPA owns five limited partner units in the Same-Day Surgery Center Partnership, which are accounted for on the cost method. Revenue on the limited partnership units will be recorded by SJPA only upon declaration of distributions or a gain upon sale of the units. SJPA actually received $81,255 in cash in partnership distributions in 2001 in respect of the five units it owns. SJPA also expects to receive additional cash distributions during 2002 in respect of the five units, but there can be no assurance that distributions will be made in 2002..

HOSPITALS' HOME HEALTH CARE OF HILLSBOROUGH COUNTY, INC.
--------------------------------------------------------
  d/b/a St. Joseph's Home Health Services
-----------------------------------------

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

      Impact on SJPA
      --------------

      SJPA recognized its investment in SJHHS on the equity basis. Thus, it annually recognized 50% of the net income of SJHHS. Given the sale by SJPA of all of its stock in SJHHS, an continuing operations of SJHHS will have no impact on the Company.

ENTRUSTED HEALTH MANAGEMENT SERVICES, INC.
------------------------------------------

      Nature of SJPA Interest
      -----------------------

      On March 3, 1999, the Company purchased approximately 3% (100,000 shares) of the common stock of Entrusted Health Management Services, Inc. ("EHMS"), for which it paid $1.00 per share (for a total capital contribution of $100,000). The balance of the outstanding common stock of EHMS is owned by other individuals and entities, none of whom holds a majority interest in EHMS. The Company has been informed that EHMS has been successful in issuing additional shares of its common stock (at $1.25 per share), but it also has redeemed shares that were purchased by its founding shareholders, and the Company's equity position in EHMS currently amounts to 3.32% of the outstanding common stock.

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

      This "employer/physician model" initially was offered to the employer-members of the Coalition, in addition to, and as an alternative to, the existing HMO, PPO and insurance products offered through the Purchasing Alliance. EHMS began to actively market its services to employer-members of the Coalition in December 1998. Until the end of 2001, it had contracted with three employers, with approximately 3,000 covered lives, to provide services through a network of providers that EHMS has contracted with (pending the development of its own provider network). The largest employer unexpectedly terminated its contract (and paid a significant termination penalty) on January 3, 2002, apparently under pressure from the parent of the employer to standardize the employer's health benefits with those of the parent's affiliated group. As a result, EHMS currently is contracted with two employers, with approximately 100 covered lives. The loss of the largest employer group will have a substantial adverse effect, and EHMS is looking for alternative sources of revenue and is continuing to negotiate with several other employers to whom it proposes to provide services. There can be no assurance that EHMS will be successful in developing new revenue sources or in contracting with other employers to provide provider services.

      EHMS also currently is working on the development of several networks of physicians, hospitals and other health care providers (each such network being referred to as an "EHMS Network"). Each EHMS Network is expected to service a specific geographic area within west central Florida. The providers in the applicable EHMS Network are expected to contract directly with EHMS on behalf of its employer-clients (as opposed to the providers contracting through a managed care organization, such as a HMO, which then contracts with the employer). EHMS expects to begin to recruit physicians for the first EHMS Network through the Purchasing Alliance within the next six months. The Company has been assured that EHMS intends to offer the opportunity to join the EHMS Network to all of the shareholders of the Company. There can be no assurance that EHMS will obtain contracts with any other employers, or that it will be successful in building the EHMS Networks that will be necessary to provide services in the west central Florida area in which EHMS will concentrate its marketing efforts.

      The Company was advised that initial development of EHMS and its employer-physician model was funded through operational grants from various sources. EHMS began in April 1998 to privately solicit capital contributions to generate funds to finance its start-up. The funds derived from capital contributions, including the funds provided by the Company, are being used as collected to fund operations, and capital contributions are expected to continue to be used until sufficient operating revenues are generated.


      EHMS derives operating revenues from the services that it offers to employer-clients in two ways. First, EHMS charges a management fee equal to 13.5% of the projected claims of each employer with which it contracts. Second, beginning in approximately the third or fourth year of a contract with an employer, in addition to its management fee, EHMS plans to share in 10% of the savings, if any, that are derived from the efficient operation of the employer's plan. EHMS had projected that it would begin in 2002 to generate sufficient operating revenues to cover its operating expenses. However, the loss of its largest employer group likely will result in a delay in EHMS' ability to reach profitability. As of this time, EHMS has trimmed its personnel to cut costs, and it has been able to obtain sufficient funding from capital contributions and the severance payment received from the employer that terminated to cover its projected operating shortfall for the foreseeable future. There can be no assurance that EHMS will be successful in generating additional capital funding to implement and support its operations, or that EHMS will obtain employer contracts that will generate operating revenues that will be sufficient to support its ongoing business.


      Impact on SJPA
      --------------

      The Company accounts for its common stock investment in EHMS on the cost method. Thus, revenue derived from the EHMS common stock will only be recorded by the Company upon declaration of distributions or a gain or loss upon sale of the stock. No distributions from EHMS were made in 2001, and none are anticipated in 2002 or the foreseeable future, and there can be no assurance that the Company ever will receive any distributions from EHMS. Likewise, although the Company has no present intention to sell the EHMS stock, there can be no assurance that the Company would be able to realize a gain, or even recover its investment, on any sale of the stock in the future.

      As noted above, EHMS currently has not generated sufficient capital contributions to ensure adequate funding to implement and support its operations. In making its capital contribution, the Board of Directors of the Company was aware of the significant risk of its investment. Nevertheless, the decision was made to invest in EHMS, primarily with the expectation that the stockholders of the Company would be given priority in joining the EHMS Network that is being developed in Hillsborough County, Florida. In addition, in negotiating the terms of the investment, EHMS provided oral assurances that the Company and its stockholders will have significant input into the physician members of the various committees that are expected to be formed (when EHMS' operating revenues can support the business) to develop physician practice patterns and protocols and to work with the local employers to develop health plan parameters. EHMS also provided oral assurances that the Company would have an option to purchase an additional 100,000 shares of EHMS' common stock for $1.00 per share, but the Company is not currently pursuing this right.

ITEM 2. PROPERTIES.

      The Company does not own any tangible property, either real or personal. The Company's principal assets are its investments in other entities, and the Company does not have any present plans to acquire any significant properties other than interests in other entities. Although the entities in which the Company owns interests do possess significant properties, and although the Company does exercise some degree of indirect control over the management of those entities and their properties, as discussed elsewhere in this Report, the Company does not directly own or control any such properties.

ITEM 3. LEGAL PROCEEDINGS.

      To the knowledge of the Company's management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or its Partially Owned Operations, to which the Company or any of its Partially Owned Operations is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                    [rest of page intentionally left blank]

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

      Due to restrictions in the Bylaws, there is no market in the Common Stock, except for repurchase by the Company at a price equivalent to current book value. With one exception in 1999 (in which the Board of Directors of the Company allowed a stockholder whose share was to be redeemed to sell his share to another physician who wanted to become a stockholder, with the purchaser agreeing to be bound by all of the existing restrictions on the share that he purchased), all shares of the Company's Common Stock that are issued and outstanding were purchased directly from the Company. Shares sold to date include the nine shares sold to the Company's nine initial stockholders shortly after the Company's organization, shares sold in the Company's initial public offering in the third quarter of 1988, an additional 11 shares issued in several transactions not involving a public offering in the third quarter of 1990, all at $1,250 per share, an additional 19 shares issued in several transactions not involving a public offering in the third quarter of 1991 at $1,500 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1992 at $1,750 per share, an additional 62 shares issued in several transactions not involving a public offering in the second quarter of 1993 at $1,925 per share, an additional 46 shares issued in several transactions not involving a public offering in the second quarter of 1994 at $2,570 per share, an additional 43 shares issued in several transactions not involving a public offering in the second quarter of 1995 at $3,000 per share, an additional 22 shares issued in several transactions not involving a public offering in the second quarter of 1996 at $3,200, an additional 10 shares issued in several transactions not involving a public offering in the second quarter of 1997 at $3,450, an additional 23 shares issued in several transactions not involving a public offering in the third quarter of 1999 at $3,388, an additional 9 shares issued in several transactions not involving a public offering in the second quarter of 2001 at $3,428, and an additional share issued in a transaction not involving a public offering in the third quarter of 2001 at $3,433. There were no additional shares of Common Stock issued by the Company in 1998 or in 2000.

      Shares have been repurchased by the Company during the second half of 1990 and during 1991, 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2000 and 2001,
and additional share repurchases are anticipated during 2002. The most recent repurchases were for $3,447 per share.

      Holders
      -------

      As of March 31, 2002, there were 410 Common Stockholders of record, each owning exactly one share.

      Dividends
      ---------

      In 2001, the Company did not declare any dividends on its Common Stock. For the foreseeable future, the Board of Directors generally intends to continue to retain earnings for use in the Company's business. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the Company's future earnings, capital requirements and financial condition, as well as all other relevant factors.

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

      Eligibility to Participate in Other Ventures
      --------------------------------------------

      An important facet of ownership of stock in the Company is that only stockholders in the Company are permitted to participate in SJP's preferred provider network and, prior to the termination of it business operations, only stockholders in the Company participated in SJHN's at-risk managed care network.

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

      Physician Qualifications
      ------------------------

      General. As provided in the Bylaws of the Company, only individual physicians who are members in good standing of the Active or Senior Active Medical Staff of the Hospital are qualified to be stockholders. A stockholder at all times must satisfy the foregoing requirement unless waived by a vote of two-thirds of the members of the Board of Directors. A stockholder's failure at any time to satisfy such requirement for any reason whatsoever, including death, retirement or disability, will cause a termination of such stockholder's interest, and the share of Common Stock held by such stockholder will be redeemed by the Company. In addition, in 1995, the Board of Directors voted to restrict the offering of shares to only those Active and Senior Active members of the Medical Staff of the Hospital who are primary care physicians (i.e. family or general practitioners, general internists and general pediatricians) or specialists who are members of a group in which at least one existing SJPA stockholder also is a part. The Board of Directors reviews the additional physician qualifications each time that it evaluates whether to issue additional shares of the Common Stock of the Company. If additional shares of stock of the Company are sold in 2002, it is possible that similar restrictions on potential investors could be imposed again by the Board of Directors.

      Notwithstanding a physician's satisfaction at any time of the specified qualifications, if a determination is made by two-thirds (2/3) of the members of the Board of Directors that continued qualification of the physician as a stockholder is not in the best interests of the Company, then the physician will not be permitted to acquire or retain any interest in the Company, and, if the physician is then a stockholder, then there shall be a mandatory redemption of such stockholder's Common Stock in the Company.

      Special Payment Terms For New Stockholders. Historically, physicians have been given the opportunity to become stockholders of the Company during specified offering periods by paying the then applicable purchase price in cash. Recently, a concern was expressed to the Company that many younger primary care physicians (i.e., family practitioners, general practitioners, general internists and general pediatricians) have been deterred from purchasing stock because the purchase price is required to be paid all at once. More recently, this same concern was expressed on behalf of younger specialist physicians. The Company has recognized the importance of having a substantial number of younger physicians available in the pool of physicians who may participate in the preferred provider network offered by SJP, or for other managed care ventures in which the Company may become involved in the future. As an inducement for younger physicians, the Company first decided that primary care physicians, and then in 1999 decided that all physicians who become eligible to purchase stock in the Company, should be offered the option, at the time that an offering of Common Stock is to proceed, of either paying the entire purchase price for a share of stock at the time of purchase or making three annual installments of the purchase price. In 1997, the Board of Directors of the Company decided that interest should be charged on the deferred installments (prior to 1997, the installments were due without interest). The interest rate is determined on the date of the promissory note evidencing the installment obligation, based upon the "applicable federal rate" (i.e., the rate necessary to avoid imputed interest on a "below market" loan under the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder), and it is fixed for the period that the installment obligation remains outstanding. If additional shares of stock of the Company are sold in 2002, it is possible that similar special payment terms for potential investors may be offered again by the Board of Directors.

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

                     [rest of page left intentionally blank]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
---------------------------------------------

      The following table sets forth, for the periods indicated, selected financial data with respect to the Company:

                                                       Year ended December 31,
                                     2001          2000          1999          1998          1997
                                -----------    ----------   -----------    ----------   -----------
Equity (deficit) in net
 earnings of investees          $    (5,859)   $   30,123   $   (36,247)   $   42,971   $     2,763

Distribution income                  80,000       101,460       104,563       125,040       120,040

Net income (loss)                     9,222        53,480       (20,824)       41,141      (144,780)

Income per common share/1/:

Net income (loss)                        22           127           (49)           96          (333)

Total assets                      1,546,081     1,530,948     1,496,169     1,527,202     1,408,868

Long-term obligations                   -0-           -0-           -0-           -0-           -0-

Cash dividends declared
per common share                        -0-           -0-           -0-           -0-           -0-

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

      2001 vs. 2000
      -------------

      In 2001, revenues decreased as a result of (1) the decrease in the profitability of the PHO (see the discussion under the heading "ST. JOSEPH'S PHYSICIANS-HEALTHCENTER ORGANIZATION, INC.- Financial Matters, Results of Operations" under Item 1 of this Report, which discussion is incorporated by reference into the discussion under this Item 6), (2) a decrease in distribution income related to the five limited partner units that the Company owns in the Same-Day Surgery Center Partnership, and (3) a decrease in interest income resulting from lower rates of return on cash balances.

      Expenses also decreased in 2001 as a result of a decrease in general and administrative costs relating to (1) lower legal and consulting fees incurred with respect to issues relating to the PHO and the other Partially Owned Operations, and (2) lower expenses associated with filing this Annual Report and all related Quarterly Reports as a result of changing vendors. It is anticipated that general and administrative expenses will continue to be incurred in 2002 at levels consistent with 2001.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Shortly after its organization, the Company's nine founding stockholders each purchased one share of Common Stock in the Company for $1,250 per share. An additional 202 shares of Common Stock were sold for the same amount in the Company's initial public offering, conducted in the period from August 12, 1988 through December 31, 1988, bringing the Company's total initial capitalization to $263,750. The following table sets forth information concerning additional shares that have since been issued:

--------------------------------------------------------------------------------------------------------------------
      Year                 Shares Issued               Per Share Price            Total Consideration Received
--------------------------------------------------------------------------------------------------------------------
      1990                       11                         $1,250                           $13,750
--------------------------------------------------------------------------------------------------------------------
      1991                       19                         $1,500                           $28,500
--------------------------------------------------------------------------------------------------------------------
      1992                       62                         $1,750                          $108,500
--------------------------------------------------------------------------------------------------------------------
      1993                       62                         $1,925                          $119,350
--------------------------------------------------------------------------------------------------------------------
      1995                       43                         $3,000                 $119,000 cash plus $10,000
                                                                                            in notes
--------------------------------------------------------------------------------------------------------------------
      1996                       22                         $3,200                 $63,800 cash plus $6,600
                                                                                            in notes
--------------------------------------------------------------------------------------------------------------------
      1997                       10                         $3,450                           $34,500
--------------------------------------------------------------------------------------------------------------------
      1998                        0                           $0                               $0
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
      Year                 Shares Issued               Per Share Price            Total Consideration Received
--------------------------------------------------------------------------------------------------------------------
      1999                       23                         $3,388                 $50,827 cash plus $27,097
                                                                                            in notes
--------------------------------------------------------------------------------------------------------------------
      2000                        0                           $0                               $0
--------------------------------------------------------------------------------------------------------------------
      2001                        9                         $3,428                  $17,142 cash plus $13,710
                                                                                            in notes
--------------------------------------------------------------------------------------------------------------------
      2001                        1                         $3,433                           $3,433
--------------------------------------------------------------------------------------------------------------------

      The following table sets forth information concerning share repurchases:

--------------------------------------------------------------------------------
              Time Period          Shares Repurchased       Total Amount Paid
--------------------------------------------------------------------------------
         Second half of 1990                6                     $ 5,639
--------------------------------------------------------------------------------
         Second half of 1991                3                     $ 3,512
--------------------------------------------------------------------------------
         Second half of 1992                3                     $ 5,769
--------------------------------------------------------------------------------
         Second half of 1993                4                     $ 8,124
--------------------------------------------------------------------------------
         Second half of 1994                5                     $13,134
--------------------------------------------------------------------------------
         First half of 1995                 1                     $ 2,627
--------------------------------------------------------------------------------
         Second half of 1995                5                     $15,241
--------------------------------------------------------------------------------
         First half of 1996                 1                     $ 3,048
--------------------------------------------------------------------------------
         Second half of 1996               15                     $45,848
--------------------------------------------------------------------------------
         Second half of 1997               12                     $39,376
--------------------------------------------------------------------------------
         First half of 1998                 1                    $  3,048
--------------------------------------------------------------------------------
         Second half of 1998               13                     $40,540
--------------------------------------------------------------------------------
         First half of 1999                 4                     $12,727
--------------------------------------------------------------------------------
         Second half of 1999                9                     $30,474
--------------------------------------------------------------------------------
         First half of 2000                 8                     $26,497
--------------------------------------------------------------------------------
         Second half of 2000                7                     $23,310
--------------------------------------------------------------------------------
         First half of 2001                 6                     $20,535
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              Time Period          Shares Repurchased       Total Amount Paid
--------------------------------------------------------------------------------
         Second half of 2001                5                     $13,740
--------------------------------------------------------------------------------

      No dividends were declared in 2001, and no dividends are contemplated in the near future.

      No dividends were received from the PHO in 2001 and no dividends are expected from the PHO in 2002. All operating cash in 2001 was derived from the distributions with respect to the Company's limited partner units in the Same-Day Surgery Center Partnership. Operating cash in 2002 is expected to be derived from distributions with respect to the Company's limited partnership units in the Same-Day Surgery Center Partnership and from cash on hand at the end of 2001. Such cash is anticipated to meet the Company's cash needs during 2002. Further, the Company may elect to conduct a private offering of its Common Stock in 2002 at a price that will be determined based upon the then per share book value of the Company's stock. See the discussion under the heading "Physician Qualifications" in Item 5 of this report, which discussion is hereby incorporated by reference into the discussion under this Item 6. If additional shares are sold in this fashion, such purchases will reduce the percentage of the Company owned by each shareholder, and thus also the percentage of the net income and net assets attributable to each shareholder.

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

      The Company recognizes that the current revenues of the Partially Owned Operations may not be sufficient to fund the expenses as they currently exist. A review of expenses and strategic planning for additional revenue sources, for the Company and the Partially Owned Operations, currently is underway.

SPECIAL CONSIDERATIONS
----------------------

      As with any business venture, there are matters which the Company cannot predict with certainty. Several of these matters are discussed below, some of which already have materialized, and others, if they were to materialize, could have a materially adverse effect on the Company.

      Government Regulation
      ---------------------

      A number of laws and regulations affecting the health care business were adopted, at both the state and federal levels, during the last several years. Additional healthcare reform currently is being considered by the Florida Legislature during its Session that began during the first week of February 2002. The Session originally was scheduled to end on March 22,2002, but it has been extended for an undetermined amount of time. Additional health care reform legislation also is has been proposed for consideration in 2002 at the federal level. All of the legislation and regulation could have a dramatically adverse impact on the Company, the Partially Owned Operations, EHMS and the stockholders of SJPA.

      Indigent Care Assessment. Legislation was passed by the Florida
      ------------------------
Legislature during its 1991 Session to raise additional State revenues to fund health care for the indigent. This legislation imposed an assessment (the "Assessment") equal to 1.5% of the annual "net operating revenues" (gross revenues less expenses of collection and certain contractual adjustments and discounts) of certain specified health care entities. Effective on July 1, 2000, the Florida Legislature reduced the Assessment to 1.0% of the entity's "net operating revenues." Ambulatory surgical centers are included among the health care entities that are subject to the Assessment, so the Same-Day Surgery Center Partnership is subject to the Assessment. An entity subject to the Assessment which fails to file the required quarterly reports or files incomplete reports, or which fails to pay the quarterly Assessment in a timely manner, will be subject to daily fines that can become substantial for continuing failures.

      For the period ended December 31, 1999 and for prior years, the Same-Day Surgery Center Partnership provided for this accrued expense in its financial statements for the applicable period. However, the partnership did not accrue this expense in its financial statements for the periods ended December 31, 2000 or December 31, 2001, because the PHO has chosen to treat each quarterly Assessment as being billed in advance; so that the quarterly Assessment received in December 2001 relates to the first quarter of 2002, and therefore no accrual is necessary. See the discussion under "ST. JOSEPH'S SAME-DAY SURGERY CENTER, LTD. - Financial Matters" in Item 1 of this Report, which provisions are hereby incorporated by reference into this Item 6. The Assessment adversely impacts the cash flow available for distribution to the investors in the Same-Day Surgery Center Partnership, which, in turn, impacts on the cash flow of the PHO and the Company.

      Fraud and Abuse in Health Care Programs. The Medicare Anti-Kickback
      ----------------------------------------
Statute (the "Statute"), which came into law in the 1970's, is violated by anyone who offers, pays or receives "remuneration" in return for referring (or inducing a referral) or for purchasing, leasing or ordering any business reimbursed under the Medicare or Medicaid Program. This law is commonly known as the "fraud and abuse statute." The Office of Inspector General ("OIG") of the U.S. Department of Health and Human Services ("DHHS") has published several final regulations (collectively, the "Regulations") which are designed to identify certain arrangements that fall within "safe harbors" and are deemed not to be violations of the Statute.

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

      Additional Regulations then were published on November 19, 1999, which revised or clarified several existing safe harbors and added eight new safe harbors. These safe harbors include protections for: (1) investment interests in under-served areas; (2) ambulatory surgical centers; (3) investment interests in physician group practices; (4) recruitment of health care practitioners by hospitals; (5) obstetrical malpractice insurance subsidies provided by hospitals and others in under-served areas; (6) referral agreements to specialty physicians in which it is understood that the specialist will refer the patient back to the referring physician when medically appropriate; (7) cooperative hospital service organizations; and (8) sale of a physician practice in a health professional shortage area.

      Of the additional new Regulations, only the safe harbor protecting certain ambulatory surgical centers appears to apply to the Company and the Partially Owned Operations. As structured, the Same-Day Surgery Center Partnership does not comply with all of the guidelines and standards that apply to an ambulatory surgical center that is owned by a hospital and physicians. Also, as structured, the Same-Day Surgery Center Partnership does not comply with the guidelines and standards established by the Regulations for investment interests. Nevertheless, the Company has no intention, and it believes that none of the entities responsible for operation or management of any of the Partially Owned Operations intends, to be involved in arrangements that constitute a fraud and abuse violation. The Company's representatives on the PHO Board of Directors will use their best efforts to ensure that, to the extent feasible, the Same-Day Surgery Center Partnership will evaluate and comply with the guidelines and standards of the applicable safe harbors. Also, the Company believes that the various rental and management contract arrangements to which the various Partially Owned Operations are parties and any group purchasing arrangements in which any of the Partially Owned Operations may participate, comply with the applicable provisions of the Regulations.

      Failure to comply with the Regulations does not mean that an arrangement automatically violates the Statute. All of the facts and circumstances of the arrangement must be considered to determine whether a fraud and abuse violation exists. Violation of the Statute is a criminal felony, punishable by fines of up to $25,000 and up to five years in prison. In addition to the potential criminal sanctions, in certain cases the OIG can impose civil money penalties and also may suspend a physician's participation in or exclude a physician or other provider from the Medicare or Medicaid Program for a period of five years (or longer in some cases). This exclusionary authority is draconian in effect. Medicare and Medicaid will not pay any amount to an excluded physician, to the
                      -----------------------
patient or to any provider through which services or medications are ordered or prescribed by the excluded physician. The exclusion applies whether or not the physician is "participating" in the Medicare or Medicaid Program, and the right to appeal the exclusion generally arises only after the exclusion has been
                                              -----
imposed. The exclusion of one physician also could adversely affect his or her entire group's ability to be paid by Medicare or Medicaid during the period of exclusion.

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

      In addition, a number of proposals for federal health care reform have been made during the last several years in the United States Congress. From time to time, several of the proposals have included an expansion of the Statute to cover all health care payors, including Medicare/Medicaid and other federal
      ---
programs, private insurers, self-insured plans and health maintenance organizations. If the Statute is expanded in this manner, it is anticipated that the concepts underlying the Regulations also will be expanded, and the OIG and DHHS (or another federal regulatory body) will be given authority to enforce the expanded scope of the Statute and Regulations.

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

      Finally, in connection with the publication of the Regulations, certain health care entities (including SJHHS) were required to report the names of physician-investors to the Health Care Financing Administration (the department within DHHS that is responsible for administering Medicare, now known as the Centers for Medicare and Medicaid Services, or "CMS"). Because of the broad definitions included on the reporting form, it was concluded that the names of all physicians who were stockholders of SJPA at the time that such information was requested (before January 1998) should be included as indirect owners of SJHHS. This information was intended to be used in analyzing referral patterns and utilization. The Company cannot predict how or if the reporting of its stockholders could impact on any individual stockholder.

      The Florida Patient Self-Referral Act of 1992. At the close of its 1992
      ----------------------------------------------
Session on March 13, 1992, the Florida Legislature passed several bills that apply to the business of health care. One bill that directly impacted on the Company, the Partially Owned Operations and the stockholders of SJPA was known as the "Patient Self-Referral Act of 1992" (the "Patient Self-Referral Act"). It applied new prohibitions, rules and restrictions on the conduct of business by a "health care provider" (defined to include an allopathic physician, osteopathic physician, chiropractor, podiatrist, optometrist and dentist) and any other "entity" (defined to include an individual, partnership, firm, corporation or other business entity) that provides any health care services in Florida.

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

      One provision of the Patient Self-Referral Act allows a person or an entity that could be affected by the prohibitions included in the Patient Self-Referral Act to request that AHCA, or the applicable professional board (now under the Florida Department of Health), issue a declaratory statement defining how the applicable state agency interprets an ambiguous provision of the Patient Self-Referral Act. As a result, interpretations of the law periodically are made as declaratory statements, and the Company is continuing to review these declaratory statements as they are issued for applicability to the various Partially Owned Operations.

      It is clear that the Patient Self-Referral Act must be analyzed in two ways with respect to each individual stockholder of SJPA. First, if an individual physician owns any direct investment interest (e.g., a limited partnership interest) in any of the Partially Owned Operations, then he or she must apply the rules to his or her specific situation. Second, the provisions of the Patient Self-Referral Act could be applicable merely because of an individual stockholder's ownership of stock in SJPA (whether or not he or she owns any direct investment interest in any of the Partially Owned Operations).

      The Company continues to be unable to resolve one issue to its satisfaction. That is, it is not clear from the language of the Patient Self-Referral Act whether the absolute prohibition will apply to all referrals
                                                                 ---
in which a "designated health service" is involved, or whether the referral must specifically be for a "designated health service." For example, would the absolute prohibition apply to a referral for an item or service that is not a "designated health service" if a "designated health service" is provided as an incident to the provision of the other item or service? The answer to this question would be important, for example, when a patient is referred for ambulatory surgery services (not a "designated health service") to the Same-Day Surgery Center Facility, and clinical laboratory services (which is a "designated health service") also are performed as an incident to the provision of ambulatory surgery services. As of this time, by analogy to recently issued proposed federal regulations which are similarly designed to prohibit physician referrals to entities in which the physician owns an interest, it appears that the Patient Self-Referral Act could be interpreted to "bundle" both the specific service which constitutes the ancillary "designated health service" and the primary service to be provided, thus prohibiting the referral for both services.

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

      With respect to SJP (and to SJHN, prior to its ceasing to conduct business), the Company does not believe that these entities provide or will provide health services. Rather, they act to facilitate the direct provision of health services by SJP Providers (or by SJHN Providers, prior to SJHN ceasing to conduct business) to the individuals contracting for such services. Accordingly, the Company does not believe that the Patient Self-Referral Act's provisions relating to limitation on referrals would apply to SJP (or applied to SJHN prior to its ceasing to conduct business).

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

      The 2002 Regular Session of the Florida Legislature has ended or will shortly end as of the date hereof, and the Company cannot currently predict whether any pending legislation will ever become law, or, if it does, what the impact of the legislation could be on the Company and on the various Partially Owned Operations. There can be no assurance that the Patient Self-Referral Act as it is implemented and refined over time, will not have a substantial adverse impact on the amount of revenues received by each of the Partially Owned Operations for specific services rendered.

      Other Federal Prohibitions on Physician Referrals - The "Stark"
      ---------------------------------------------------------------
Provisions. The Omnibus Budget Reconciliation Act of 1993 ("OBRA `93"), which
-----------
was signed into law in August 1993, contained a number of provisions affecting the Medicare and Medicaid programs. The primary focus of the Medicare provisions was a reduction in payments to providers (e.g., hospitals), under Medicare Part A, and physicians, durable medical equipment suppliers and other providers of services under Medicare Part B. Taken together, these provisions have, and will continue to, reduce the level of reimbursement paid to the Partially Owned Operations with respect to services rendered to Medicare patients, thus reducing the cash flow and profitability of the Partially Owned Operations.

      OBRA `93 also extended the scope of the federal prohibition on physicians referring Medicare patients to entities in which they own a financial interest or have a compensation arrangement. Prior to OBRA `93, federal law prohibited referrals to entities in which a physician holds a financial interest or has a compensation arrangement only with respect to referrals for clinical laboratory services (the so-called "Stark I Referral Prohibition"). OBRA `93 extended the prohibition to cover referrals for other "designated health services," including
(1) clinical laboratory services, (2) physical therapy services, (3) occupational therapy services, (4) radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services,
(5) radiation therapy services, (6) the furnishing of durable medical equipment and supplies, (7) parenteral and enteral nutrients, equipment and supplies, (8) prosthetics, orthotics and prosthetic devices and supplies, (9) home health services, (10) outpatient prescription drugs and (11) inpatient and outpatient hospital services (the so-called "Stark II Referral Prohibitions"). Generally, OBRA '93 (commonly now called "Stark II") prohibits a physician with an ownership or investment interest in or a compensation arrangement with an entity from making referrals to that entity for the furnishing of any of the "designated health services."

      The Stark II Referral Prohibitions apply to referrals made after December 31, 1994 (other than for clinical laboratory services, which prohibition became effective on January 1, 1992).

      On August 14, 1995, final regulations were issued that applied to the Stark I Referral Prohibition relating to clinical laboratory services. On January 4, 2001, final regulations were published that apply to the eleven enumerated "designated health services" under the Stark II Referral Prohibitions. These so-called "Stark II Regulations" are intended as Phase I of the new rules, covering the general prohibition on referrals and the general exceptions to the referral prohibition that apply to both ownership interests and compensation arrangements. The final rules clarify a number of issues that were left open in the 1995 regulations covering the Stark I Referral Prohibition (many of the clarifications being likely to result in a less strict application of the referral prohibitions) and also add additional restrictions with respect to the scope of the Stark II Referral Prohibitions. Phase II of the new rules, which are expected to be issued shortly (no actual issue date having been specified), will address the remaining provisions of the Stark II Referral Prohibitions, including their applicability to the Medicaid program. Except for certain provisions that apply to home health services (which will be effective in April
2001), the effective date of the newly issued "Stark II Regulations" was delayed for one year (until January 4, 2002), to give providers time to restructure existing operations to be able to comply with the new regulations.

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

      Other Federal Health Care Regulations Arising From "HIPAA".
      -----------------------------------------------------------

      HIPAA, among other things, mandated the implementation of federal standards to (1) protect the privacy of individually identifiable health information regarding patients, and (2) ensure the security of individually identifiable health information that is transferred (electronically or otherwise) between and among providers, insurance companies and other payors. On December 28, 2000, final regulations were issued (commonly called the "HIPAA Privacy Rule") that creates national standards to protect the privacy of individually identifiable health information and gives patients increased access to their medical records. The HIPAA Privacy Rule originally was to become effective on February 26, 2001, but, because of a technical glitch in the manner in which the regulations were issued, the effective date was postponed until April 14, 2001. Providers have twenty-four months from the effective date (i.e., until April 14, 2003) to be in compliance with the new rules.

      Upon their issuance at the end of the Clinton Administration, the HIPAA Privacy Rule created substantial concern in the health care industry as to whether the rules would inhibit or delay a patient's access to care. As a result, the new Bush Administration announced plans to review the HIPAA Privacy Rule before it becomes effective. On March 21, 2002, DHHS announced modifications to address the concerns expressed by the health care industry and to make the HIPAA Privacy Rule more effective. The modifications are published in the March 27, 2002 Federal Register, and will have a thirty-day comment
                      ----------------
period. As of this time, the Company has not had sufficient time to review the modifications to determine whether they will positively or adversely impact the Partially Owned Operations.

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

      The Company is continuing to review the applicability of the HIPAA Privacy Rule and the possible application of the Security and Electronic Signature Standards to the various Partially Owned Operations. It is not clear at this time how these standards will affect the services rendered, or the expenses incurred, by the various Partially Owned Operations. Commentators have noted that it is possible that these new rules could impose substantial new compliance expenses on all health care providers, and any substantial additional expenses could adversely affect the ongoing profitability of the PHO or any of the various Partially Owned Operations

      Uncertainty of Financial Results and Capital Needs
      --------------------------------------------------

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

      Uninsured Professional Liability Claims
      ---------------------------------------

      The health care industry is extremely vulnerable to claims for professional liability. The physicians providing services at the facilities operated by the Partially Owned Operations are required to maintain malpractice insurance coverage in order to protect against liability for medical malpractice which may occur at such facilities. The facilities operated by the Partially Owned Operations also maintain their own professional liability insurance. Although the Company believes that required professional liability insurance policy limits and coverage of staff are adequate, there can be no assurance that any of the Partially Owned Operations will not be subject to a professional liability claim. Any such liability could have a material adverse effect on the business and financial condition of the Company.

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

DIRECTORS AND OFFICERS
----------------------

      All of the following individuals are members of the Board of Directors at the present time and have served continuously since the dates of their election shown below. Information regarding the present officers and directors of the Company and specialties represented is as follows:

                                                                   Has Served
                                                  Principal           As a        Expiration           Office
                                                 Occupation         Director      of Term of          Currently
   Name                                 Age      or Employment/1/     Since         Office              Held
-----------                             ---      -------------       -------      ----------           ------

Matthew Berlet, M.D.***                 42          Physician         2001           2002
Anthony Brannan, M.D.**                 48          Physician         1994           2002
Norman Castellano, M.D.*                55          Physician         1994           2002
Angel Docobo, M.D.**                    46          Physician         1999           2003             Secretary
N. Bruce Edgerton, M.D.*                55          Physician         1995           2003             Chairman
Bill Luria, M.D.**                      55          Physician         1996           2004          Vice President
Benedict S. Maniscalco, M.D.*           60          Physician         1996           2004             Treasurer
Allen Miller, M.D.**                    52          Physician         1997           2005             President
Todd Rosenthal, M.D.                    46          Physician         2001           2005

----------

/1/ Each of the directors and officers has been engaged in the practice of medicine in the Tampa, Florida area for the last five years.

*     non-surgery specialties
**    surgery specialties
***   hospital based

      The following individuals have been nominated for election to four year term positions or one year term positions, as indicated, on the Company's Board of Directors, such election to be held at the Company's upcoming annual meeting of stockholders on May 7, 2002:

   Name                             Age      Occupation    Term of Office
   ----                             ---      ----------    --------------

Raymond Bauzys, M.D.***             55       Physician         1 year
Tommy Borrell, M.D.*                55       Physician         4 years
Dennis Jungerberg, M.D.**           54       Physician         4 years

----------
*     non-surgery specialties
**    surgery specialties
***   hospital based

      None of the directors (present or nominated) or officers of the Company are related by blood, marriage or adoption.

      Raymond Bauzys, M.D., age 55, received his M.D. degree from the University of Vermont. Since 1980, Dr. Bauzys has been engaged in the private practice of medicine in Tampa, Florida, specializing in anesthesiology. Dr. Bauzys also is a holder of a provider contract with SJP.

      Matthew Berlet, M.D., age 42, received his M.D. degree from U.M.D.N.J. - New Jersey Medical School. Since 1993, Dr. Berlet has been engaged in the private practice of medicine in Tampa, Florida, specializing in radiology. Dr. Berlet also is a holder of a provider contract with SJP.

      Tommy Borrell, M.D., age 55, received his M.D. degree from the University of Guadalajara. Since 1980, Dr. Borrell has been engaged in the private practice of medicine in Tampa, Florida, specializing in pediatrics. Dr. Borrell also is a holder of a provider contract with SJP.

      Anthony Brannan, M.D., age 48, received his M.D. degree from Vanderbilt University School of Medicine. Since 1986, Dr. Brannan has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Brannan also is a Director of the PHO, a limited partner in the Same-Day Surgery Center Partnership, and a holder of a provider contract with SJP.

      Norman Castellano, M.D., age 55, received his M.D. degree from the University of Guadalajara. Since 1978, Dr. Castellano has been engaged in the private practice of medicine in Tampa, Florida, specializing in internal medicine. Dr. Castellano also is a holder of a provider contract with SJP.

      Angel Docobo, M.D., age 46, received his M.D. degree from the University of South Florida. Since 1985, Dr. Docobo has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Docobo also is a holder of a provider contract with SJP.

      N. Bruce Edgerton, M.D., age 55, received his M.D. degree from the University of Florida. Since 1978, Dr. Edgerton has engaged in the private practice of medicine in Tampa, Florida, specializing in gastroenterology. Dr. Edgerton also is a Director of the PHO and of SJP, a limited partner in the Same-Day Surgery Center Partnership, and a holder of a provider contract with SJP.

      Dennis Jungerberg, M.D., age 54, received his M.D. degree from the University of Wisconsin. Since 1979, Dr. Jungerberg has been engaged in the private practice of medicine in Tampa, Florida, specializing in general surgery. Dr. Jungerberg also is a holder of a provider contract with SJP.

      Bill Luria, M.D., age 55, received his M.D. degree from the Far Eastern University in the Philippines. Since 1985, Dr. Luria has engaged in the private practice of medicine in Tampa, Florida, specializing in plastic surgery. Dr. Luria also is a Director of the PHO and a holder of a provider contract with SJP.

      Benedict S. Maniscalco, M.D., age 60, received his M.D. degree from Duke University. Since 1976, Dr. Maniscalco has engaged in the private practice of medicine in Tampa, Florida, specializing in cardiology. Dr. Maniscalco also is a Director of the PHO and a holder of a provider contract with SJP.

      Allen Miller,. M.D., age 52, received his M.D. degree from McGill University. Since 1979, Dr. Miller has been engaged in the private practice of medicine in Tampa, Florida, specializing in orthopedics. Dr. Miller also is a Director of the PHO and of SJP, a Director of BayCare, and a holder of a provider contract with SJP.

      Todd Rosenthal, M.D., age 46, received his M.D. degree from the University of Miami. Since 1984, Dr. Rosenthal has been engaged in the private practice of medicine in Tampa, Florida, specializing in internal medicine. Dr. Rosenthal also is a holder of a provider contract with SJP.

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

      Notwithstanding the foregoing, the members of the Board of Directors must act as fiduciaries to the Company and to the stockholders in resolving any conflict of interest. Decisions under various state laws, including Florida (which governs the affairs of the Company), recognize the rights of stockholders to bring suit against the Board of Directors, on behalf of the Company, when fiduciary duties are violated. When a question has arisen, courts have held that a stockholder may institute legal action on behalf of himself or herself and similarly situated stockholders (a class action), or on behalf of the Company itself (a derivative action), to recover damages for the breach by a director of his or her fiduciary duty.

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

                     [rest of page intentionally left blank]

ITEM 10. EXECUTIVE COMPENSATION.

      Through December 31, 2001, no compensation has been paid by the Company to any of its directors or officers in their capacities as such in connection with the organization or operation of the Company, or otherwise, and there was no arrangement between the Company and any of such persons that would result in the payment of any compensation to any such person for services in his respective capacity as director or officer. However, the Board of Directors recently determined that it would be prudent to adopt a reasonable compensation policy, to enhance the Company's ability to attract new qualified persons to serve on the Board of Directors and on committees of the Board of Directors. To this end, the Board of Directors adopted a policy, effective January 1, 2001, pursuant to which the Company will compensate each director for his or her attendance at duly called meetings of the Board of Directors, and to compensate each member of a committee (whether or not he or she is a director) for his or her attendance at duly called meetings of the appropriate committee, in the fixed amount of $125.00 for each meeting actually attended.

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


   Title of       Name of Beneficial        Amount and Nature of    Percent
   Class                Owner               Beneficial Ownership    of Class
   -----                -----               --------------------    --------

Common Stock   Raymond Bauzys, M.D.**             1 Share               *
Common Stock   Matthew Berlet, M.D.               1 Share               *
Common Stock   Tommy Borrell, M.D.**              1 Share               *
Common Stock   Anthony Brannan, M.D.              1 Share               *
Common Stock   Norman Castellano, M.D.            1 Share               *
Common Stock   Angel Docobo, M.D.                 1 Share               *
Common Stock   N. Bruce Edgerton, M.D.            1 Share               *
Common Stock   Dennis Jungerberg, M.D.**          1 Share               *
Common Stock   Bill Luria, M.D.                   1 Share               *
Common Stock   Benedict S. Maniscalco, M.D.       1 Share               *
Common Stock   Allen Miller, M.D.                 1 Share               *
Common Stock   Todd Rosenthal, M.D.               1 Share               *

                                                 12 Shares           2.93%


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

            Financial Statements of Issuer
            ------------------------------

            - Report of Kirkland, Russ, Murphy and Tapp, P.A. dated March 16, 2002, as to the financial statements of St. Joseph's Physician Associates, Inc. for the years ended December 31, 2001 and 2000.

            - Balance Sheets of St. Joseph's Physician Associates, Inc. as of December 31, 2001 and 2000.

            - Statements of Operations of St. Joseph's Physician Associates, Inc. for the years ended December 31, 2001 and 2000.

            - Statements of Stockholders' Equity of St. Joseph's Physician Associates, Inc. for the years ended December 31, 2001 and 2000.

            - Statements of Cash Flows of St. Joseph's Physician Associates, Inc. for the years ended December 31, 2001 and 2000.

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

         None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.


By:   /s/ Allen Miller                                     March 26, 2002
      -------------------------------------------          ---------------------
      ALLEN MILLER, M.D., President, Director                               Date


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ N. Bruce Edgarton                                March 26, 2002
      -------------------------------------------          ---------------------
      N. BRUCE EDGERTON, M.D., Chairman, Director                           Date
      (principal executive officer)



By:   /s/ Allen Miller                                     March 26, 2002
      -------------------------------------------          ---------------------
      ALLEN MILLER, M.D., President, Director                               Date



By:   /s/ Bill Luria                                       March 26, 2002
      -------------------------------------------          ---------------------
      BILL LURIA, M.D., Vice President, Director                            Date



By:   /s/ Benedict S. Maniscalco                           March 26, 2002
      -------------------------------------------          ---------------------
      BENEDICT S. MANISCALCO, M.D., Treasurer,                              Date
      Director (principal financial and
      accounting officer)



By:   /s/ Angel Docobo                                     March 26, 2002
      -------------------------------------------          ---------------------
      ANGEL DOCOBO, Secretary, Director                                     Date


By:
      -------------------------------------------          ---------------------
      MATTHEW BERLET, M.D., Director                                        Date

By:
      -------------------------------------------          ---------------------
      ANTHONY BRANNAN, M.D., Director                                       Date


By:   /s/ Norman Castellano                                March 26, 2002
      -------------------------------------------          ---------------------
      NORMAN CASTELLANO, M.D.,                                              Date


By:
      -------------------------------------------          ---------------------
      TODD ROSENTHAL, M.D., Director                                        Date

      Supplemental Information to be Furnished with Reports Filed Pursuant to
      Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Act").

      The following materials are included herewith and furnished to the Commission for its information:

            (1) One copy of the form of proxy and related materials sent to the registrant's security holders with respect to its 2002 annual meeting of stockholders.

      The foregoing materials shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act.

      No annual report or similar material, other than as furnished herewith, has been sent to the security holders of the registrant with respect to its 2002 annual meeting of stockholders.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

For the fiscal year ended December 31, 2000       Commission File No. 33-22011-A

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                INDEX TO EXHIBITS

Exhibit
Number   Item
------   ----

None

          ST. JOSEPH'S PHYSICIAN
             ASSOCIATES, INC.

           Financial Statements
        December 31, 2001 and 2000
    (With Independent Auditors' Report)

                         Independent Auditors' Report
                         ----------------------------


Board of Directors
St. Joseph's Physician
 Associates, Inc.:

We have audited the accompanying balance sheets of St. Joseph's Physician Associates, Inc. as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph's Physician Associates, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


February 26, 2002

/s/ Kirkland, Russ, Murphy & Tapp, C.P.A

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                                Balance Sheets

                          December 31, 2001 and 2000


                                     ASSETS
                                     ------
                                                                                      2001               2000
                                                                                  -----------        -----------
Current assets:
    Cash and cash equivalents                                                     $ 1,147,273            858,685
                                                                                  -----------        -----------
    Distribution receivable from limited partnership
      investments                                                                      20,000             21,255
    Recoverable income taxes                                                           14,500             23,600
    Prepaid expenses                                                                    7,837              7,125
    Investment                                                                              -            257,953
                                                                                  -----------        -----------

                      Total current assets                                          1,189,610          1,168,618

Equity investment                                                                     236,471            242,330
Other investments                                                                     120,000            120,000
                                                                                  -----------        -----------

                                                                                  $ 1,546,081          1,530,948
                                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accrued expenses                                                              $    14,885             14,930
    Due to related party                                                                   60                469
                                                                                  -----------        -----------

                      Total current liabilities                                        14,945             15,399

Deferred income taxes                                                                 114,000            105,500
                                                                                  -----------        -----------

                      Total liabilities                                               128,945            120,899

Stockholders' equity:
    Common stock, $1 par value; 7,500 shares authorized, 405 and 400 shares issued and outstanding at December
      31, 2001 and 2000, respectively                                                     405                400
    Common stock subscribed, 6 and 12 shares at December
      31, 2001 and 2000, respectively                                                       6                 12
    Subscription receivable                                                           (13,710)           (14,980)
    Additional paid-in capital                                                        636,043            639,447
    Retained earnings                                                                 794,392            785,170
                                                                                  -----------        -----------

                      Total stockholders' equity                                    1,417,136          1,410,049
                                                                                  ===========        ===========

                                                                                  $ 1,546,081          1,530,948
                                                                                  ===========        ===========

See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                             Statements of Income

                For the Years Ended December 31, 2001 and 2000


                                                               2001                 2000
                                                            ---------            ---------
Revenue:
    Distribution income                                     $  80,000              101,460
    Equity in net earnings of investees                        (5,859)              30,123
                                                            ---------            ---------

                                                               74,141              131,583

Expenses:
    Salaries                                                   40,000               40,000
    General and administrative                                 64,454               72,216
                                                            ---------            ---------

                      Operating income (loss)                 (30,313)              19,367

Interest income                                                45,035               66,413
                                                            ---------            ---------

                      Income before income taxes               14,722               85,780

Provision for income taxes                                      5,500               32,300
                                                            ---------            ---------

Net income                                                  $   9,222               53,480
                                                            =========            =========

Net income per common share - basic and diluted             $   22.49               127.33
                                                            =========            =========

Weighted average shares outstanding and subscribed                410                  420
                                                            =========            =========

See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                      Statements of Stockholders' Equity

                    Years Ended December 31, 2001 and 2000


                                                              Common                          Additional
                                       Common stock           stock         Subscriptions      Paid-in        Retained
                                      -------------
                                   Shares       Amount      Subscribed       Receivable        Capital        Earnings      Total
                                   ------       ------      ----------     --------------    ------------     --------    ---------
Balances at December 31,
  1999                                 415      $  415              12           (27,097)        689,239      731,690     1,394,259
                                       ---      ------              --           -------         -------      -------     ---------

Collection of subscriptions
  receivable                             -           -               -            12,117               -            -        12,117

Redemption of common
  stock                                (15)        (15)              -                 -         (49,792)           -       (49,807)

Net income                               -           -               -                 -               -       53,480        53,480
                                       ---      ------              --           -------         -------      -------     ---------

Balances at December 31,
  2000                                 400         400              12           (14,980)        639,447      785,170     1,410,049

Sale and subscription of
 common stock                            4           4               6           (13,710)         34,275            -        20,575

Collection of subscriptions
 receivable                             10          10             (10)           11,565               -            -        11,565

Redemption of common
  stock                                 (9)         (9)             (2)            3,415         (37,679)           -       (34,275)

Net income                               -           -               -                 -               -        9,222         9,222
                                       ---      ------              --           -------         -------      -------     ---------

Balances at December 31,
  2001                                 405       $ 405               6           (13,710)        636,043      794,392     1,417,136
                                       ===      ======              ==           =======         =======      =======     =========


See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                           Statements of Cash Flows

                For the Years Ended December 31, 2001 and 2000

                                                                                2001                2000
                                                                           -------------       -------------
Cash flows from operating activities:
   Net income                                                              $      9,222              53,480
   Adjustments to reconcile net income to
     net cash used in operating activities:
       Equity in net earnings of investees                                        5,859             (30,123)
       Distribution income                                                      (80,000)           (101,460)
       Changes in operating assets and liabilities:
          Recoverable income taxes                                                9,100               3,065
          Prepaid expenses                                                         (712)               (750)
          Accrued expenses                                                          (45)             (8,762)
          Due to related party                                                     (409)             (1,484)
          Deferred income taxes                                                   8,500              29,235
                                                                           ------------        ------------

                   Net cash used in operating activities                        (48,485)            (56,799)
                                                                           ------------        ------------

Cash flows from investing activities:
   Sale (purchase) of investments                                               257,953            (257,953)
   Distributions received                                                        81,255              95,143
                                                                           ------------        ------------

                   Net cash provided by (used in)
                     investing activities                                       339,208            (162,810)
                                                                           ------------        ------------

Cash flows from financing activities:
   Collections of subscriptions receivable                                       11,565              12,117
   Proceeds from sale of common stock                                            20,575                   -
   Redemption of common stock                                                   (34,275)            (49,807)
                                                                           ------------        ------------

                   Net cash used in financing activities                         (2,135)            (37,690)
                                                                           ------------        ------------

Increase (decrease) in cash and cash equivalents                                288,588            (257,299)

Cash and cash equivalents at beginning of year                                  858,685           1,115,984
                                                                           ------------        ------------

Cash and cash equivalents at end of year                                   $  1,147,273             858,685
                                                                           ============        ============

Supplemental disclosure of cash flow information:
       Income taxes paid                                                   $          -                   -
                                                                           ============        ============

Supplemental disclosure of non-cash financing activities:
       Issuance of six shares of common stock for stock
       subscriptions receivable                                            $     13,710                   -
                                                                           ============        ============

See accompanying notes to financial statements.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements

                          December 31, 2001 and 2000

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

       (c)  Investment
            ----------

            The Company adopted Statement of Financial Accounting Standards
            (SFAS) No. 115 "Accounting for Certain Investments." The investment is in commercial paper and was sold during 2001.

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

       (e)  Other Investments
            -----------------

            The Company owns five limited partnership units, a 6% interest in St. Joseph's Same-Day Surgery Center, Ltd. (Surgery Center). Management has not actively marketed these partnership units and intends to hold them beyond one year. Accordingly, this investment is presented as noncurrent in other investments. The investment is accounted for at cost due to the limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions from the Surgery Center are recorded as income when declared and reported as distribution income.

            The Company's 3% interest in Entrusted Health Management Services, Inc. (EHMS) for $100,000 is also accounted for at cost due to the limited percentage interest and inability to exercise significant influence. This investment is presented as non-current in other investments.

       (f)  Subscriptions Receivable
            ------------------------

            Subscriptions receivable relate to agreements to purchase common stock of the Company and are to be paid in installments through the year 2003.

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

       (i)  Net Income Per Share of Common Stock
            ------------------------------------

            Net income per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Under SFAS 128, basic net income per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the year. Diluted net income per share of common stock presents income attributable to common shares actually outstanding plus dilutive potential common shares outstanding during the year. The Company has no dilutive potential common shares outstanding as of December 31, 2001.

(2)    Equity Investment
       -----------------

       A summary of the changes in equity investment is presented below:

       Balances at December 31, 1999                  $ 212,207

       Equity in net earnings of investee                30,123
                                                      ---------

       Balances at December 31, 2000                    242,330

       Equity in net earnings of investee                (5,859)
                                                      ---------

       Balances at December 31, 2001                  $ 236,471
                                                      =========

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements

(2)    Equity Investment - Continued
       -----------------------------

       The condensed balance sheets of the equity investee are as follows:

                                                                        December 31,
                                                                     2001        2000
                                                                   ---------   ---------
               Assets:
                 Current assets                                    $ 370,331     479,883
                                                                   ---------     -------
                 Noncurrent assets                                   126,663     163,538
                                                                   ---------     -------
                     Total assets                                  $ 496,994     643,421
                                                                   =========     =======

               Liabilities and stockholders' equity:
                 Current liabilities                                  24,052     158,760
                 Stockholders' equity                                472,942     484,661
                                                                   ---------     -------
                     Total liabilities and stockholders' equity    $ 496,994     643,421
                                                                   =========     =======

       The condensed statements of operations of the equity investee are as follows:

                                                                         December 31,
                                                                     2001        2000
                                                                   ---------   ---------
                  Revenues                                         $  57,026      98,362
                  Expenses                                            66,745      86,616
                                                                   ---------     -------
                  Benefit (expense) for income taxes                  (2,000)     48,500
                                                                   ---------     -------
                  Net income (loss)                                $ (11,719)     60,246
                                                                   =========     =======

(3)    Income Taxes
       ------------

       The provision (benefit) for income taxes consists of the following:

                                                                  Year Ended December 31,
                                                                      2001         2000
                                                                   ---------     -------
        Current:
          Federal                                                  $ (2,700)       2,600
          State                                                        (300)         465
                                                                   --------      -------
                                                                     (3,000)       3,065
        Deferred:
          Federal                                                     7,650       25,000
          State                                                         850        4,235
                                                                   --------      -------
                                                                      8,500       29,235
                                                                   --------      -------
        Provision for income taxes                                 $  5,500       32,300
                                                                   ========      =======

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements


(3)    Income Taxes - Continued
       ------------------------

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                     Year Ended December 31,
                                                                                     2001              2000
                                                                                 ------------      -----------
       Net operating loss carryforwards                                        $   13,000                -

       Difference in basis of investments in limited
         partnership interests between financial and
         tax reporting                                                            (10,000)          13,000

       Investments accounted for under equity method
           for financial accounting purposes                                     (117,000)        (118,500)
                                                                                 --------         --------

       Net deferred tax liability                                              $ (114,000)        (105,500)
                                                                                 ========         ========

       The differences between the federal income tax rate and the Company's effective income tax rate are as follows:

                                                                                     Year Ended December 31,
                                                                                     2001              2000
                                                                                 ------------      -----------
                  Federal income tax at statutory rate                                   34.0%           34.0%
                  State income taxes, net of federal income
                    tax benefit                                                           3.6%            3.6%
                  Other                                                                   (.2%)             -
                                                                                        -----           -----

                                                                                         37.4%           37.6%
                                                                                        =====           =====

(4)    Related Party Transactions
       --------------------------

       The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph's Hospital, Inc. St. Joseph's Hospital, Inc. is a controlled affiliate of St. Joseph's Health Care Center, Inc. (Center). The Center charges the Company for administrative support and direct costs (i.e., food charges, printing, etc.). The Company paid $100 and $500 for these services for the years ended December 31, 2001 and 2000, respectively. The Company paid approximately $400 and $2,000 to the Center for rental of facilities for the years ended December 31, 2001 and 2000, respectively.

                    ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                         Notes to Financial Statements


(4)    Related Party Transactions - Continued
       --------------------------------------

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

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                    Notice of Annual Meeting of Stockholders

                                   May 7, 2002

      You are cordially invited to attend the 2002 Annual Meeting of the stockholders of St. Joseph's Physician Associates, Inc., which will be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King, Jr. Blvd., Tampa, Florida, on Tuesday, May 7, 2002 at 6:00 p.m., local time, for the following purposes:

            (1) To elect three directors, two to serve terms of four years and one to serve a term of one year;

                                       and

            (2) To transact such other business as may properly come before the meeting or any adjournments thereof.

      Only stockholders of record at the close of business on March 15, 2002 are entitled to notice of and to vote at the meeting or any adjournments thereof.

      Accompanying this Notice of Annual Meeting is a form of proxy. In the event that you will be unable to attend the meeting, please sign, date and return the proxy in the enclosed return envelope.

                                          By order of the Board of Directors


                                          ----------------------------------
                                          Angel Docobo, Secretary

March 25, 2002

Enclosures

March 25, 2002

Dear Stockholder:

One of the purposes of the 2002 Annual Meeting of the Stockholders is to elect three members of the Board of Directors. The Nominating Committee of the Board of Directors has met to nominate individuals to fill the three vacancies on the Board of Directors. The members of this Committee are Allen Miller, M.D.; William Luria, M.D.; and myself. The Chairman of the Committee is Dr. Luria. All members can be contacted at the above mailing address.

Enclosed is the Nominating Committee's report on its nominations for each directorship to be filled at the annual meeting. Nominations, in addition to those made by the Nominating Committee, may be made by petition by at least twenty-five percent (25%) of the shareholders eligible to vote at the Annual Meeting. There were 410 shareholders of record as of March 15, 2002, so 103 shareholders must sign a nominating petition. The petition must be filed with the President, Allen Miller, M.D., or the Secretary, Angel Docobo, M.D., not later than fourteen (14) days before the annual meeting scheduled on May 7, 2002.

We look forward to seeing you at the meeting.

Sincerely,


N. Bruce Edgerton, M.D.
Chairman of the Board of Directors, SJPA

NBE:mbg

March 21, 2002

N. Bruce Edgerton, M.D.
Chairman of the Board of Directors, SJPA
2706 W. Dr. M.L. King Jr. Blvd.
Suite A
Tampa, Florida 33607

RE: Nominations for SJPA Board of Directors

Dear Dr. Edgerton:

The Nominating Committee, consisting of N. Bruce Edgerton, M.D., 2706 W. Dr. M.L. King Jr. Blvd., Suite A, Tampa, FL 33607; Allen D. Miller, M.D., 4612 N. Habana Avenue, Suite 203, Tampa, FL 33614; and myself, L. William Luria, M.D., 2727 W. Dr. M.L. King Jr. Blvd., Suite 500, Tampa, FL 33607, has met and submits the following nominations:

For a full four-year term on the Board of Directors as provided by the Bylaws, Dennis D. Jungerberg, M.D., Surgery Representative; Tommy J. Borrell, M.D., Pediatric Representative; and for the one-year Hospital-based physician term:
Raymond Bauzys, M.D., Anesthesiology.

Respectfully submitted,


L. William Luria, M.D.
Chairman of the Nominating Committee

/evo

March 25, 2002

Dear Stockholder:

The 2002 Annual Meeting of Stockholders will be held on Tuesday, May 7, 2002, at 6:00 p.m. in the Medical Arts Building Auditorium. For further information, please refer to the enclosed Notice of Annual Meeting. You also may find enclosed a letter from the Chairman of the Board, N. Bruce Edgerton, M.D., and the Nominating Committee's report on its nomination for each directorship to be filled at the annual meeting.

Reports will be presented on all 2001 activities of SJPA, Inc. This annual meeting is intended to provide an opportunity to all stockholders to participate in the affairs of the Company. This participation is very important to the future of the Company and the Bylaws ensure that participation is open to all stockholders. The new Board members will be elected, and soon after the annual meeting new committees will be re-appointed. Please call me if you are interested in serving on a committee.

We look forward to your participation at the meeting. If you are unable to attend, however, please complete the enclosed proxy and return it to us in the enclosed return envelope.

Sincerely yours,


Allen Miller, M.D.
President, SJPA

AM:mbg

Encls.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.

                        Proxy Solicited on Behalf of the
                             Board of Directors for
                        2002 Annual Stockholders' Meeting

      The undersigned stockholder of St. Joseph's Physician Associates, Inc. (the "Company"), revoking all prior proxies, hereby appoints Allen D. Miller, M.D., N. Bruce Edgerton, M.D., and L. William Luria, M.D., or one or more of them, as the attorneys and proxies of the undersigned, with full power of substitution and revocation, to vote all the shares of stock of the Company that the undersigned may be entitled to vote at the 2002 Annual Meeting of the Stockholders of the Company to be held at the auditorium of the Medical Arts Building, 3003 W. Dr. Martin Luther King Jr. Blvd., Tampa, Florida, on May 7, 2002, at 6:00 p.m., local time, and at any adjournment or adjournments thereof, with all powers that the undersigned would possess if personally present, upon the following matters as more fully described in the accompanying Notice of Annual Meeting, receipt of which is hereby acknowledged:

      (1)   Election of Directors to serve terms of four years each:

            [_] FOR the nominees listed below (except as marked to the contrary):

                        Dennis D. Jungerberg, M.D.
                        Tommy J. Borrell, M.D.

                  (To withhold authority to vote for one of the nominees, strike through his name above.)

            [_]   WITHHOLD authority to vote for all nominees listed above.

      (2)   Election of Director to serve term of one year:

            [_]   FOR the nominee listed below:

                        Raymond Bauzys, M.D.

            [_]   WITHHOLD authority to vote for the nominee listed above.

      (3) In their discretion upon such other matters as may properly come before the meeting.

      When properly executed, this proxy will be voted as specified above. If the proxy is returned with no contrary specification made, it will be voted FOR Proposal (1) and FOR Proposal (2).

      DATED the _____day of _________________, 2002.

                              (SIGNATURE) ______________________________________

                              (PRINT NAME)______________________________________

Please sign name exactly as it appears on stock certificate. When signing as attorney, executor, administrator, trustee or guardian, give full title. If more than one trustee or personal representative, all must sign.