Form 10QSB
period 2002-03-31
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2002-05-13
CIK 833212

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002
Commission File Number 33-22011-A


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

                Class                              Outstanding at March 31, 2002

Common stock, par value $1.00 per share                     409 shares
---------------------------------------                     ----------

                       Documents incorporated by reference
                                      NONE

                                TABLE OF CONTENTS
                                -----------------
                  FORM 10-QSB QUARTERLY REPORT - March 31, 2002
                  ---------------------------------------------
                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                     ---------------------------------------

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
                  ----------

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                 BALANCE SHEETS

                                                          March 31,          December 31,
                                                            2002                 2001
                                                      ----------------    ------------------
                                                        (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                              $1,137,290            $1,147,273
     Distribution receivable from
        limited partnership investments                         15,625                20,000
     Income taxes receivable                                    18,384                14,500
     Prepaid expenses                                            4,873                 7,837
                                                      ----------------    ------------------
Total current assets                                         1,176,172             1,189,610

Equity investments                                             232,088               236,471
Other investments                                              120,000               120,000
                                                      ----------------    ------------------
Total assets                                                $1,528,260            $1,546,081
                                                      ================    ==================


Liabilities and stockholders' equity
Current liabilities:
     Accrued expenses                                       $    9,850            $   14,885
     Due to related party                                            0                    60
                                                      ----------------    ------------------
Total current liabilities                                        9,850                14,945

Deferred income taxes                                          114,000               114,000
                                                      ----------------    ------------------
Total liabilities                                              123,850               128,945

Stockholders' equity:
     Common stock, $1 par value: 7,500 shares
      authorized; 403 shares at March 31, 2002
      and 405 shares at December 31, 2001
      issued and outstanding                                       403                   405
     Common stock subscribed, 6 shares at
      March 31, 2002 and December 31, 2001                           6                     6
     Subscriptions receivable                                  (13,710)              (13,710)
     Additional paid-in capital                                629,150               636,043
     Retained earnings                                         788,561               794,392
                                                      ----------------    ------------------
Total stockholders' equity                                   1,404,410             1,417,136
                                                      ----------------    ------------------

Total liabilities and stockholders' equity                  $1,528,260            $1,546,081
                                                      ================    ==================

                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                              STATEMENTS OF INCOME

                                                     For the                  For the
                                                  quarter ended            quarter ended
                                                    31-Mar-02                31-Mar-01
                                              ----------------------    ---------------------
                                                   (Unaudited)              (Unaudited)
Distribution income                                       $  15,625              $    20,000
Equity in net earnings of investees                          (4,383)                  (2,172)
                                              ----------------------    ---------------------
                                                             11,242                   17,828

Expenses:
  Salary                                                     10,000                   10,000
  General and administrative                                 15,435                   19,177
                                              ----------------------    ---------------------
                                                             25,435                   29,177
Operating (loss) income                                     (14,193)                 (11,349)

Interest income                                               4,479                   15,363
                                              ----------------------    ---------------------
Income before income taxes                                   (9,714)                   4,014

Provision (benefit) for income taxes                         (3,884)                   1,606
                                              ----------------------    ---------------------
Net Income (Loss)                                           ($5,830)             $     2,408
                                              ======================    =====================

Net income per common share -
 basic and diluted                                             ($14)             $         6
                                              ======================    =====================

Weighted average shares outstanding                           410.3                    395.2
                                              ======================    =====================
     and subscribed

                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        For the                 For the
                                                                     quarter ended           quarter ended
                                                                       31-Mar-02               31-Mar-01
                                                                  --------------------   ---------------------
Operating activities
Net income (loss)                                                              ($5,830)             $    2,408
Adjustments to reconcile net income to
    net cash used in operating activities:
      Equity in net earnings of investees                                        4,383                   2,172
      Distribution income                                                      (15,625)                (20,000)
      Changes in operating assets and liabilities:
        Prepaid expenses                                                         2,964                   2,977
        Income taxes receivable                                                 (3,884)                      0
        Accrued expenses                                                        (5,035)                  2,420
        Due to related party                                                       (60)                   (135)
        Income taxes payable                                                         0                   1,606
                                                                  --------------------   ---------------------
Net cash used in operating activities                                          (23,087)                 (8,552)

Investing activities
Sale of noncurrent investment                                                        0                 257,953
Distributions received                                                          20,000                  21,255
                                                                  --------------------   ---------------------
Net cash provided by investing activities                                       20,000                 279,208

Financing activities
Proceeds from sale of common stock                                                   0                       0
Redemption of common stock                                                      (6,896)                (20,535)
                                                                  --------------------   ---------------------
Net cash used in financing activities                                           (6,896)                (20,535)

Increase (decrease) in cash and cash equivalents                                (9,983)                250,121
Cash and cash equivalents at beginning of quarter                            1,147,273                 858,685
                                                                  --------------------   ---------------------
Cash and cash equivalents at end of quarter                                 $1,137,290              $1,108,806
                                                                  ====================   =====================

                             The accompanying notes
               are an integral part of these financial statements.

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                     ---------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements included herein have been prepared by St. Joseph's Physician Associates, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

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

NOTE 2 - RELATED PARTIES:
-----------------------

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

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company's Board of Directors, and he continues to be a shareholder in the Company. The Company's payment of compensation to the executive director for the three months ended March 31, 2002 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:
---------------------------

A summary of the changes in equity investments is presented below:


                                                                 PHO                    Total
                                                        ----------------------   ---------------------
Balance at December 31, 2001                                      $   236,471              $  236,471
 Equity in net earnings of investees                                   (4,383)                 (4,383)
                                                        ---------------------    --------------------
Balance at March 31, 2002                                         $   232,088              $  232,088
                                                        =====================    =====================

The condensed balance sheets and statements of operations of the PHO are as follows:


Balance Sheets - PHO                                          31-Mar-01               31-Dec-01
---------------------------                             ---------------------    --------------------
                                                             (unaudited)

Assets:
     Currents assets                                              $   365,337              $  370,331
     Noncurrent assets                                                128,920                 126,663
                                                        ---------------------    --------------------
           Total assets                                           $   494,257              $  496,994
                                                        =====================    ====================

Liabilities and stockholders'
 equity:
     Current liabilities                                          $    30,081              $   24,052
     Stockholders' equity                                             464,176                 472,942
                                                        ---------------------    --------------------
Total liabilities and
     stockholders' equity                                         $   494,257              $  496,994
                                                        =====================    ====================


                                                                  For the Three Months Ended
                                                        ---------------------------------------------
                                                              March 31,               March 31,
Statements of Operations - PHO                                  2002                     2001
------------------------------                          ---------------------    --------------------
                                                             (unaudited)             (unaudited)
Equity in partnership earnings                                    $     2,255              $    3,561
Other revenues                                                            664                   3,780
Expenses                                                               11,685                  12,565
                                                        ---------------------    --------------------
Income (loss) before taxes                                             (8,766)                 (5,224)
Income tax provision                                                        0                    (880)
                                                        ---------------------    --------------------
Net income (loss)                                                     ($8,766)                ($4,344)
                                                        =====================    ====================

                     ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                     --------------------------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                                     ITEM 2
                                     ------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                              OR PLAN OF OPERATION
                             ---------------------

                                 March 31, 2002
                                ---------------
Liquidity
---------

Cash resources of the Company decreased by $9,983 during the first three months of 2002, as compared to an increase in cash resources of $250,121 during the first three-month period in 2001. This decrease in cash resources resulted from an increase in cash used in operating activities, as compared to the cash used in operating activities during the first three months of 2001. The substantial increase in cash resources during the first three months of 2001 resulted from the maturing of an investment in short-term bonds, the proceeds from which were converted into cash reserves (the Company invested a portion of its cash reserves in short-term bonds during the third quarter of 2000 in order to maximize rates of return on cash reserves).

On March 31, 2002, a $15,625 distribution with respect to the five SDS limited partnership units was declared and was received during the second quarter of 2002.

Management believes that current cash reserves and additional distributions with respect to the five SDS limited partnership units will meet the Company's cash needs during 2002.

Capital Resources
-----------------

The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company's current cash reserves would be used for this purpose. Any additional funds would then come from additional sales of the Company's common stock. The Company will commence a private offering of its common stock in May 2002 at $3,434 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.

Results of Operations
---------------------

Equity in net earnings of investees is the result of the Company's investment in the PHO. The equity in net earnings decreased during the first quarter of 2002, as compared to the first quarter of 2001, resulting from a decrease in the profitability of the PHO. PHO revenues decreased as a result of a decrease in the profitability of SDS during the first quarter of 2002 as compared to the same period of 2001.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. The distribution for the first quarter of 2002 was less than the distribution for the first quarter of 2001 because of a decrease in the profitability of SDS during the same periods. The distribution is calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits and other interest-bearing investments (e.g., bonds) in which the Company invests from time to time. Interest earnings for the first three months decreased between 2002 and 2001 resulting from lower rates of return on cash.

General and administrative expenses decreased during the first quarter of 2002, as compared to the first quarter of 2001. The decrease in expenses resulted from a decrease in legal and accounting fees. In addition, rent expense decreased due to the elimination of office space that was being rented from HCC. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 2001. Expenditures incurred relate to the compensation paid to the Executive Director.

During the first quarter of 2002, the Company had a net loss of $5,830. Therefore, the net loss per common share was $14 for the first quarter of 2002. In comparison, the net income per common share for the first quarter of 2001 was $6 per share. The decrease in the net income per common share for the first quarter of 2002 resulted from a decrease in the Company's net income during 2002, which was attributable to the factors described above.

A number of laws and regulations affecting the health care industry were adopted, at both the state and federal levels, during the last several years. No additional health care reform legislation was considered by the Florida Legislature during its Session that ended during the last week of April 2002, but additional health care reform legislation has been proposed for consideration in 2002 at the federal level. All of the legislation, as well as additional federal regulations that have been issued (in proposed and final form) could have a material adverse impact on the Company, its related investments, and the stockholders of the Company. The Company is continuing to monitor and evaluate the impact of such changes in laws and regulations.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On May 7, 2002, the annual stockholders meeting of the Company was held. Directors elected at the meeting were:

                                                     Number of Votes
                                                     ---------------
                                                      For  Withheld
                                                      ---  --------

Dennis Jungerberg, M.D. (term expiring 2006)          149      2
Tommy Borrell, M.D. (term expiring 2006)              148      3
Raymond Bauzys, M.D. (term expiring 2003)             145      6

Other directors whose term of office continued after the meeting were:

William Luria, M.D.                 N. Bruce Edgerton, M.D.
Allen Miller, M.D.                  Angel Docobo, M.D.
Benedict Maniscalco, M.D.           Todd Rosenthal, M.D.

ITEM 5.  OTHER INFORMATION
--------------------------

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibits

None

b.  Reports on Form 8-K

None

                                   SIGNATURES
                                   ----------

May 10, 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ST. JOSEPH'S PHYSICIAN ASSOCIATES, INC.
                                       ---------------------------------------
                                                     (Registrant)


Date: May 10, 2002                      /s/ Allen Miller, M.D.
                                        ----------------------------------------
                                        Allen Miller, M.D., President
                                        St. Joseph's Physician Associates, Inc.


Date: May 10, 2002                      /s/ Benedict Maniscalco, M.D.
                                        ----------------------------------------
                                        Benedict Maniscalco, M.D., Treasurer
                                        and Principal Financial Officer
                                        St. Joseph's Physician Associates, Inc.