Form 10QSB
period 2002-06-30
ST JOSEPHS PHYSICIAN ASSOCIATES INC
filed 2002-08-14
CIK 833212

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 33-22011-A

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC.

(Exact name of Small Business Issuer as specified in its charter)

Florida (State of incorporation)	59-2858209 (I.R.S. Employer Identification No.)

4900 North Habana Ave., Tampa, FL (Address of principal executive offices)	33614 (Zip Code)

(813) 854-4668
Issuer’s telephone number, including area code:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $1.00 per share Class	408 shares Outstanding at June 30, 2002

Documents incorporated by reference
NONE

FORM 10-QSB QUARTERLY REPORT – June 30, 2002

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC.

SIGNATURES	14

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC.
BALANCE SHEETS

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,123,477	$1,147,273
Distribution receivable from limited partnership investments	15,000	20,000
Income taxes receivable	25,764	14,500
Prepaid expenses	3,439	7,837

Total current assets	1,167,680	1,189,610
Equity investments	230,324	236,471
Other investments	120,000	120,000

Total assets	$1,518,004	$1,546,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$10,741	$14,885
Due to related party	0	60

Total current liabilities	10,741	14,945
Deferred income taxes	114,000	114,000

Total liabilities	124,741	128,945
Stockholders’ equity:
Common stock, $1 par value: 7,500 shares authorized; 402 shares at June 30,2002 and 405 shares at December 31, 2001 issued and outstanding	402	405
Common stock subscribed, 6 shares at June 30, 2002 and December 31, 2001	6	6
Subscriptions receivable	(10,353)	(13,710)
Additional paid-in capital	625,717	636,043
Retained earnings	777,491	794,392

Total stockholders’ equity	1,393,263	1,417,136

Total liabilities and stockholders’ equity	$1,518,004	$1,546,081

The accompanying notes are an integral part of these financial statements.

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC.
STATEMENTS OF INCOME

	For the six months ended June 30, 2002	For the six months ended June 30, 2001	For the three months ended June 30, 2002	For the three months ended June 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Distribution income	$30,625	$40,000	$15,000	$20,000
Equity in net earnings of investees	(6,147)	(1,585)	(1,764)	587

	24,478	38,415	13,236	20,587
Expenses:
Salary	20,000	20,000	10,000	10,000
General and administrative	41,500	39,082	26,065	19,905

	61,500	59,082	36,065	29,905
Operating (loss) income	(37,022)	(20,667)	(22,829)	(9,318)
Interest income	8,857	27,890	4,379	12,527

Income before income taxes	(28,165)	7,223	(18,450)	3,209
Benefit (provision) for income taxes	11,264	(2,890)	7,380	(1,284)

Net Income (Loss)	$(16,901)	$4,333	$(11,070)	$1,925

Net income per common share - basic and diluted	$(41)	$11	$(27)	$5

Weighted average shares outstanding and subscribed	409.6	406.3	409.0	405.5

The accompanying notes are an integral part of these financial statements.

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC.
STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2002	For the six months ended June 30, 2001

	(unaudited)	(unaudited)
Operating activities
Net income (loss)	$(16,901)	$4,333
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net earnings of investees	6,147	1,585
Distribution income	(30,625)	(40,000)
Changes in operating assets and liabilities:
Prepaid expenses	4,397	4,045
Income taxes receivable	(11,264)	0
Accrued expenses	(4,144)	(1,249)
Due to related party	(60)	(135)
Income taxes payable	0	2,890

Net cash used in operating activities	(52,450)	(28,531)
Investing activities
Sale of noncurrent investment	0	257,953
Distributions received	35,625	41,255

Net cash provided by investing activities	35,625	299,208
Financing activities
Payments received of stock subscriptions	3,358	0
Redemption of common stock	(10,329)	(23,962)

Net cash used in financing activities	(6,971)	(23,962)
Increase (decrease) in cash and cash equivalents	(23,796)	246,715
Cash and cash equivalents at beginning of period	1,147,273	858,685

Cash and cash equivalents at end of period	$1,123,477	$1,105,400

The accompanying notes are an integral part of these financial statements.

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC.

NOTES TO FINANCIAL STATEMENTS

The financial statements included herein have been prepared by St. Joseph’s Physician Associates, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, and the results of its operations and its cash flows for the six months ended June 30, 2002 and 2001.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

The Company was organized on November 20, 1987 as a Florida corporation, to establish and operate an association of qualified physicians for the purpose of engaging directly or indirectly in health care related ventures.

In February 1989, the Company acquired 2,500 shares of the common stock of St. Joseph’s Physicians-Healthcenter Organization, Inc. (the “PHO”) for $20 per share. The 2,500 shares represent 50% of the outstanding common stock of the PHO. The remaining 2,500 common shares of the PHO are owned by St. Joseph’s Enterprises, Inc. (“Enterprises”). The PHO also had 6,250 preferred shares outstanding as of December 31, 1996. Prior to January 31, 1997, the Company earned equity in the net earnings of the PHO at 22.22% of the PHO’s earnings after deducting a 6% cumulative dividend for the 6,250 preferred shares. The PHO’s preferred shares were redeemed effective January 31, 1997 for $184,375. As a result of this redemption, the Company and Enterprises now each own a 50% interest in the PHO. The PHO was organized for the purpose of engaging directly or indirectly in managed care arrangements and health care related ventures.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Equity Investments

The Company accounts for its investment in the PHO on the equity method. Accordingly, the investment has been stated in the accompanying balance sheets at the cost of acquisition plus the Company’s equity in the undistributed earnings/losses since acquisition, less distributions to the Company. None of the assets or liabilities of the investment are included in the balance sheets except to the extent of the Company’s interests in the underlying net assets included in equity investments. The Company’s net earnings/losses resulting from its proportionate share of the investees’ revenues and expenses are included in the statements of income.

Other Investments

The Company owns five limited partnership units in St. Joseph’s Same-Day Surgery Center, Ltd. (“SDS”). Management has not actively marketed these partnership units and intends to hold them beyond one year. Accordingly, this investment is presented as noncurrent, other investments. The investment is accounted for at cost because of the Company’s limited percentage interest in the partnership and inability to exercise significant influence over the partnership. Distributions are recorded as income when declared and reported as distribution income.

The Company also owns 100,000 shares of common stock, representing approximately 3% of the outstanding common stock, of Entrusted Health Management Services, Inc. (“EHMS”), a Florida corporation. The balance of the outstanding common stock of EHMS is owned by several other individuals and entities, none of whom holds a majority interest in EHMS. EHMS is a start up entity that was organized to manage and administer health benefit arrangements for self-insured employers. Its services ultimately are planned to include designing and implementing benefit plans, developing one or more networks of hospitals, physicians and other health care providers, administering claims, and collecting and analyzing health care data for those employers with which it has contracts for the provision of some or all of these offered services.

The investment in EHMS is accounted for at cost because of the Company’s limited percentage interest. Revenue derived from the EHMS common stock will only be recorded by the Company upon declaration of distributions or a gain upon sale of the stock. No distributions from EHMS were made in 2001, and none are anticipated in 2002 or the foreseeable future, and there can be no assurance that the Company ever will receive any distributions from EHMS. Likewise, although the Company has no present intention to sell the EHMS stock, there can be no assurance that the Company would be able to realize a gain, or even recover its investment, on any sale of the stock in the future. Accordingly, this investment is presented as noncurrent, other investments.

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

NOTE 2 - RELATED PARTIES:

The members of the Board of Directors of the Company are also members of the medical staff of St. Joseph’s Hospital, Inc., which is owned by St. Joseph’s Health Care Center, Inc. (“HCC”), an affiliate of Enterprises. Until January 31, 1997, HCC provided administrative support to the Company at no charge. Beginning February 1, 1997, HCC began to charge the Company for administrative support and direct costs (i.e., food, printing).

All limited partner investors in the PHO’s ventures are investors in the Company. In addition, all physicians who hold provider contracts with a subsidiary of the PHO are investors in the Company.

On October 1, 1991, the Company hired and agreed to pay a salary to an executive director to provide and facilitate the efficient operations of the Company. Prior to April 29, 1996, the executive director was a member of the Company’s Board of Directors, and he continues to be a shareholder in the Company. The Company’s payment of compensation to the executive director for the six months ended June 30, 2002 is presented as salary expense.

NOTE 3 - EQUITY INVESTMENTS:

A summary of the changes in equity investments is presented below:

	PHO	Total

Balance at December 31, 2001	$236,471	$236,471
Equity in net earnings of investees	(6,147)	(6,147)

Balance at June 30, 2002	$230,324	$230,324

The condensed balance sheets and statements of operations of the PHO are as follows:

Balance Sheets - PHO	June 30, 2002	June 30, 2001

	(unaudited)
Assets:
Current assets	$369,018	$370,331
Noncurrent assets	125,130	126,663

Total assets	$494,148	$496,994

Liabilities and stockholders’ equity:
Current liabilities	$33,499	$24,052
Stockholders' equity	460,649	472,942

Total liabilities and stockholders' equity	$494,148	$496,994

	For the Six Months Ended

Statements of Operations - PHO	June 30, 2002	June 30, 2001

	(unaudited)	(unaudited)
Equity in partnership earnings	$8,882	$12,712
Other revenues	6,502	14,529
Expenses	27,679	30,301

(Loss) before taxes	(12,295)	(3,060)
Income tax benefit	0	110

Net income (loss)	$(12,295)	$(2,950)

	For the Three Months Ended

Statements of Operations - PHO	June 30, 2002	June 30, 2001

	(unaudited)	(unaudited)
Equity in partnership earnings	$6,627	$9,151
Other revenues	5,838	10,749
Expenses	15,994	17,736

Income before taxes	(3,529)	2,164
Income tax provision	0	(770)

Net income (loss)	$(3,529)	$1,394

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC.
PART I - FINANCIAL INFORMATION
ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

June 30, 2002

Liquidity

Cash resources of the Company decreased by $23,796 during the first six months of 2002, as compared to an increase in cash resources of $246,715 during the first six-month period in 2001. The substantial increase in cash resources during 2001 resulted from the maturing of an investment in short-term bonds, the proceeds from which were converted into cash reserves (the Company invested a portion of its cash reserves in short-term bonds during the third quarter of 2000 in order to maximize rates of return on cash reserves). In contrast, there was no such cash inflow during the first six months of 2002, and, in fact, cash resources decreased as the result of an increase in cash used in operating activities, as compared to the cash used in operating activities during the same period of 2001.

On June 30, 2002, a $15,000 distribution with respect to the five SDS limited partnership units was declared and was received during the third quarter of 2002.

Management believes that current cash reserves and additional distributions with respect to the five SDS limited partnership units will meet the Company’s cash needs during the remainder of 2002.

Capital Resources

The Company does not anticipate the need for any significant capital expenditures in connection with its current operations for the foreseeable future. If the Company determines that capital expenditures are necessary or appropriate, it is anticipated that the Company’s current cash reserves would be used for this purpose. Any additional funds would then come from additional sales of the Company’s common stock. In July 2002, the Company completed a private stock offering in which 14 shares of its common stock were sold at $3,434 per share. Although there can be no assurance, the Company does not anticipate substantial difficulty in raising additional funds, should the need arise.

Results of Operations

Equity in net earnings of investees is the result of the Company’s investment in the PHO. The equity in net earnings decreased during the second quarter and the first six months of 2002, as compared to the same periods of 2001, because of losses incurred by the PHO. The PHO’s losses occurred as a result of (1) a decrease in interest income on investments, and (2) a decrease in the profitability of SDS during the second quarter and the first six months of 2002 as compared to the same periods of 2001.

The Company owns five SDS limited partnership units and receives quarterly distributions on such units. Distribution income decreased for the second quarter of 2002 and the first six months of 2002, as compared to the same periods in 2001, as a result of a decrease in the profitability of SDS during the same periods. The distribution was calculated by taking into account anticipated operating cash needs of SDS, with the intent of maintaining appropriate reserves.

Interest earnings represent interest on bank deposits and other interest-bearing investments (e.g., bonds) in which the Company invests from time to time. Interest earnings for the first six months of 2002 decreased were lower than the interest earnings for the same period of 2001, resulting from lower rates of return on cash.

General and administrative expenses increased during the second quarter and first six months of 2002, as compared to the same periods of 2001. The increase in expenses resulted from an increase in legal and consulting fees paid by the Company. It is anticipated that over the near term, general and administrative expenses will continue to be incurred at comparable levels.

Salary expense remained consistent with the same time period of 2001. Expenditures incurred relate to the compensation paid to the Executive Director.

During the second quarter of 2002, the Company had a net loss of $11,070. Therefore, the net loss per common share was $27 for the second quarter of 2002. In comparison, the net income per common share for the second quarter of 2001 was $5 per share. The decrease in the net income per common share for the second quarter of 2002 resulted from the decrease in the Company’s net income during 2002 which is attributable to the factors described above.

Several new laws and regulations affecting the health care industry were adopted, at both the state and federal levels, during the last several years. No additional health care reform legislation was passed by the Florida Legislature during its Session that ended during the last week of April 2002, but additional health care reform legislation has been proposed for consideration in 2002 at the federal level and for 2003 at the State; level. All of the legislation, as well as additional regulations that have been issued (in proposed and final form) could have a material adverse impact on the Company, its related investments, and the stockholders of the Company. The Company will continue to monitor and evaluate the impact of any such changes in laws and regulations as they are made public.

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of the Company’s management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company or entities affiliated with the Company, to which the Company or any of the affiliated entities is a party or of which any of their property is the subject.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

The following exhibits are filed as part of this report:

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.   Reports on Form 8-K

None

SIGNATURES

August 15, 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST. JOSEPH’S PHYSICIAN ASSOCIATES, INC. (Registrant)
Date: August 14, 2002	/s/ Allen Miller, M.D.

Allen Miller, M.D., President St. Joseph’s Physician Associates, Inc.

Date: August 14, 2002	/s/ Benedict Maniscalco, M.D

Benedict Maniscalco, M.D., Treasurer and Principal Financial Officer St. Joseph’s Physician Associates, Inc.